Form 10-Q
period 1997-03-31
APPLE ORTHODONTIX INC
filed 1997-06-11
CIK 1031176

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)

   [ ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM ___________________ TO ____________________

                         COMMISSION FILE NUMBER 1-12977

                            ------------------------

                             APPLE ORTHODONTIX, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                             74-2795193
        (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
         INCORPORATION OR ORGANIZATION)

         2777 ALLEN PARKWAY, SUITE 700
                 HOUSTON, TEXAS                            77019
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (281) 698-2500

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]*

     *The Registrant became subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934 on May 22, 1997.

     The number of shares of Class A Common Stock and Class B Common Stock of the Registrant, par value $.001 per share, outstanding at May 22, 1997 was 6,376,483 and 3,347,084, respectively.

================================================================================

                             APPLE ORTHODONTIX, INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997

                                      INDEX

                                                                            PAGE
                                                                            ----
Part I -- Financial Information ...........................................   1
     Item 1 -- Financial Statements and General Information ...............   1
          Balance Sheets as of December 31, 1996 and March 31, 1997
          (unaudited) .....................................................   2
          Statement of Operations for the Three Months Ended March
          31, 1997 (unaudited) ............................................   3
          Statement of Cash Flows for the Three Months Ended March
          31, 1997 (unaudited) ............................................   4
          Notes to Financial Statements ...................................   5
     Item 2 -- Management's Discussion and Analysis of Financial
      Condition and Results of Operations .................................  12
Part II -- Other Information ..............................................  14
     Item 1 -- Legal Proceedings ..........................................  14
     Item 4 -- Submission of Matters to a Vote of Security Holders ........  14
     Item 6 -- Exhibits and Reports on Form 8-K ...........................  14
Signature .................................................................  17

                                      ( i )

                             APPLE ORTHODONTIX, INC.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL INFORMATION

     On May 29, 1997, Apple Orthodontix, Inc. ("Apple" or the "Company") acquired (the "Acquisitions") simultaneously with the closing of its initial public offering (the "Offering"or "IPO") of its class A common stock, par value $.001 per share (the "Common Stock"), substantially all of the tangible and intangible assets, and assumed the liabilities, of 31 orthodontic practices (collectively, the "Founding Affiliated Practices"). The consideration for acquisitions of the Founding Affiliated Practices consisted of a combination of cash and Common Stock. The acquisitions of the Founding Affiliated Practices are being accounted for in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 48.

     The consolidated financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim period ended March 31, 1997.

     Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these consolidated financial statements be read in conjunction with the Financial Statements of Apple and related notes thereto, and management's discussion and analysis related thereto, all of which are included in the Company's Registration Statement on Form S-1 (No. 333-22785), as amended (the "Registration Statement"), filed with the SEC in connection with the Offering.

                            APPLE ORTHODONTIX, INC.
                                 BALANCE SHEETS

                                           DECEMBER 31,       MARCH 31,
                                               1996             1997
                                          ---------------  ---------------
                                                             (UNAUDITED)
ASSETS
Cash and cash equivalents...............  $        21,254  $     --
Long-term assets:
     Property and equipment.............        --                 165,358
     Deferred issuance costs............        1,395,350        3,402,795
     Organization costs, net of
       accumulated amortization of
       $4,510 and $6,970................           44,687           42,227
                                          ---------------  ---------------
          Total long-term assets........        1,440,037        3,610,380
                                          ---------------  ---------------
          Total assets..................  $     1,461,291  $     3,610,380
                                          ===============  ===============

  LIABILITIES AND STOCKHOLDERS' EQUITY
               (DEFICIT)
Current liabilities:
     Accounts payable...................  $     1,439,565  $     2,377,995
     Accrued bonuses....................          325,000          325,000
     Other accrued liabilities..........           35,000           35,000
     Amounts due to a founding
       affiliated practice..............           30,444           30,444
     Amounts due to venture capital
       investors........................          515,000        2,153,206
                                          ---------------  ---------------
          Total current liabilities.....        2,345,009        4,921,645
Long term liabilities:
     Amounts due under capital lease
       obligations......................        --                  47,775
                                          ---------------  ---------------
          Total long term liabilities...        --                  47,775
                                          ---------------  ---------------
          Total liabilities.............        2,345,009        4,969,420
Stockholders' equity (deficit):
     Class A Common Stock, $.001 par
       value, no shares authorized,
       issued and outstanding...........        --               --
     Class B Common Stock, $.001 par
       value, 4,106,852 shares
       authorized,
       3,347,084 shares issued and
       outstanding......................            3,347            3,347
     Additional paid-in capital.........       23,422,313       23,422,313
     Retained deficit...................      (24,309,378)     (24,784,700)
                                          ---------------  ---------------
          Total stockholders' equity
             (deficit)..................         (883,718)      (1,359,040)
                                          ---------------  ---------------
          Total liabilities and
             stockholders' equity
             (deficit)..................  $     1,461,291  $     3,610,380
                                          ===============  ===============

   The accompanying notes are an integral part of these financial statements.

                             APPLE ORTHODONTIX, INC.
                             STATEMENT OF OPERATIONS

                                            THREE MONTHS
                                               ENDED
                                           MARCH 31, 1997
                                           --------------
                                            (UNAUDITED)
REVENUES................................    $    --
COSTS AND EXPENSES:
     Salaries and benefits..............          234,070
     Rent...............................           42,194
     Depreciation and amortization......            4,635
     General and administrative.........          194,423
                                           --------------
          Total costs and expenses......          475,322
PROVISION FOR INCOME TAXES..............         --
                                           --------------
NET LOSS................................    $    (475,322)
                                           ==============
NET LOSS PER SHARE......................    $       (0.14)
                                           ==============
NUMBER OF SHARES USED IN CALCULATING NET
LOSS PER SHARE..........................        3,358,513
                                           ==============

   The accompanying notes are an integral part of these financial statements.

                             APPLE ORTHODONTIX, INC.
                             STATEMENT OF CASH FLOWS

                                         THREE MONTHS
                                            ENDED
                                        MARCH 31, 1997
                                        --------------
                                         (UNAUDITED)
CASH FLOWS USED IN OPERATING
ACTIVITIES:
     Net loss........................    $   (475,322)
     Depreciation and amortization...           4,635
     Increase (decrease) in accounts
      payable and accrued liabilities
      not related to issuance
      costs..........................         (87,873)
                                        --------------
          Net cash used in operating
           activities................        (558,560)
                                        --------------
CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES:
     Cash paid related to issuance
      costs..........................      (1,100,900)
     Advances from a related party...       1,638,206
                                        --------------
          Net cash provided by
           financing activities......    $    537,306
                                        --------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................    $    (21,254)
                                        ==============

   The accompanying notes are an integral part of these financial statements.

                             APPLE ORTHODONTIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BUSINESS AND ORGANIZATION:

     Apple Orthodontix, Inc. (Apple or the Company), was established as a Delaware corporation on July 15, 1996, for the purpose of creating an orthodontic practice management company which will own the assets of and provide management services to orthodontic practices (see Note 6). The Company's operations to date have consisted primarily of seeking affiliations with orthodontists, negotiating to acquire the assets of those professionals' practices and negotiating agreements to provide management services to those practices (Acquisitions). Apple plans to complete an initial public offering of its Class A common stock and simultaneously exchange cash and shares of its Class A common stock for selected assets and liabilities associated with 31 orthodontic practices (the Founding Affiliated Practices). The completion of the Acquisitions, public offering and entry by Apple into service agreements with the owners of the orthodontic practices will mark the beginning of Apple's operations. The financial statements have been prepared on the basis that the proposed transactions will occur although no assurance can be made that the proposed transaction will be completed. For further discussion of the various risks associated with Apple's operations and the proposed transaction, including the absence of a combined operating history, reliance on Affiliated Practices and orthodontists, the need for additional financing, government regulation, dependence on key personnel, competition, and other risks, please refer to the discussion of risk factors in the Company's registration statement.

  RESTATEMENT

     In connection with the initial public offering process, the Company restated its previous financial statements as of December 31, 1996 and for the period from inception, July 15, 1996, through December 31, 1996. The restatement involves valuing stock issued to founders, management and advisors of the Company, in October and December 1996, at the initial public offering price. The impact of this adjustment is to increase special compensation expense related to issuance of stock by $13,812,681 and to increase special consulting expense related to issuance of stock by $9,612,803. The overall impact of the restatement on the Company's Balance Sheet as of December 31, 1996 was to increase the Class A and B Stock and related additional paid-in capital by a total of $23,422,132 and, after giving effect to previously recorded negative paid-in-capital of $3,350, to increase the retained deficit by $23,422,132. There was no net effect on stockholders' equity (deficit).

     Further revisions and restatements were made to reflect (i) a reverse stock split which reduced the effective split from 4,013-for-one to 3,270-for-one;
(ii) the cancellation of a warrant previously issued to TriCap Partners, which was valued at $1,700,000 with the number of shares to be determined based on the final offering price to the public utilizing the Black-Scholes option-pricing model, and the issuance of a new warrant for the purchase of 180,000 shares at $7.00 per share, which has been valued at $777,106, and (iii) the actual offering price to the public of $7.00 per share.

  BASIS OF PRESENTATION

     In the opinion of Company management, the accompanying consolidated financial statements include the accounts of the Company and all adjustments necessary to present fairly the Company's financial position at December 31, 1996 and March 31, 1997, and its results of operations and cash flows for the three months ended March 31, 1997. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's financial statements, and related notes thereto, included in the Company's Registration Statement filed with the

                            APPLE ORTHODONTIX, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

Securities and Exchange Commission. The results of operations for the three months ended March 31, 1997 may not be indicative of the results for the full year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Equipment under capital leases is stated at the net present value of future minimum lease payments at the inception of related leases. Depreciation of property and equipment is calculated using the straight line method over the estimated useful lives of the assets. Routine maintenance and repairs are charged to expense as incurred, while costs of betterments and renewals are capitalized.

  DEFERRED ISSUANCE COSTS

     Salaries and general and administrative expenses and other internal costs associated with seeking and negotiating with orthodontists to enter into the transaction have been expensed. Various external costs resulting from the provision of legal, accounting and other professional services and other costs incurred for the transactions are a requirement of the Offering and accordingly have been recorded as deferred issuance costs. All deferred issuance costs will be charged against the proceeds of the initial public offering upon its successful completion.

  ORGANIZATION COSTS

     Organization costs incurred in the formation of the Company are amortized on a straight-line basis over a five-year period.

  STOCKHOLDERS' EQUITY (DEFICIT)

     On October 11, 1996, 3,165,586 shares of Class B common stock were issued at a total price of $9.68. On December 9, 1996, 181,498 additional shares were issued in exchange for $166 of consideration. The shares issued through December 31, 1996 have been restated to reflect the effect of an aggregate 3,270-for-one stock split approved on May 18, 1997. After considering the effects of the stock split, the effective per share consideration paid was $.000003 per share on October 11, 1996 and $.0009 per share on December 9, 1996. In conjunction with the stock split approved on April 24, 1997, additional amounts were contributed to bring the aggregate purchase price per share up to the par value of $.001 per share. The Class B common stock will be entitled to a three-tenths ( 3/10ths) of a vote per share. The Class B common stock automatically converts to one vote per share in the event of the disposition of the stock by the stockholder (excluding dispositions to the holder's affiliates), any person offers to or acquires 15% or more of the outstanding capital stock of the Company, any person acquires beneficial ownership of 15% or more of the outstanding shares of capital stock of the Company, the stockholder elects to convert at any time after the second anniversary of the effective date of this Offering, the holders of that number of shares of Class A common stock and Class B common stock, voting together as a single class, with a majority of the outstanding voting power approve conversion, or on the fifth anniversary of the effective date of the Offering. In the event that 80 percent or more of the currently outstanding shares of Class B common stock have been converted into shares of Class A common stock, the Company may elect to convert the remaining outstanding shares of Class B common shares into shares of Class A common stock. The Class A common stock to be issued to the Founding Affiliated Practices and in the Offering will be entitled to one vote per share. As discussed in Note 1, the shares issued on October 11, 1996 and December 9, 1996, have been valued at the assumed offering price. Special compensation and consulting expense related to issuance of stock has been recorded for the difference between the amount paid for the stock and the offering price of $7.00 per share.

                            APPLE ORTHODONTIX, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Approximately 724,267 of the issued and outstanding shares were subject to subscription agreements that include a put option provision in the event of a change in control of the Company. On May 15, 1997, the parties to the subscription agreements irrevocably waived the provision effective December 31, 1996.

     The shares used in calculating net loss per share include all shares of capital stock outstanding as of May 22, 1997 and the additional shares that would be outstanding if all options that were issued prior to the Offering were exercised and the proceeds used to repurchase shares at the offering price of $7.00 per share.

  STOCK OPTION PLAN

     In December 1996 the board of directors of the Company adopted the 1996 Stock Option Plan (Plan). Employees, non-employee directors and advisors are eligible to receive awards under the Plan; only employees of the Company are eligible to receive incentive stock options. The aggregate number of options to purchase shares of common stock that may granted under the Plan is the greater of 1,000,000 or 12% of the number of shares of Class A common stock outstanding on the last day of the preceding calendar quarter. As of December 31, 1996, no options had been granted under the Plan. The Company anticipates that upon or shortly after the consummation of its Offering that it will grant options to purchase approximately 743,000 shares of common stock under the Plan. All of these options will be at the Offering price except for 20,000 options that were granted in January 1997 at $3.00 per option, which equaled the fair value of the common stock of the Company at that date. The Company will account for options issued to employees and non-employee directors under the Plan in accordance with APB Opinion No. 25, and accordingly no compensation cost will be recognized. The Company will provide the pro forma disclosure of net earnings per share in the notes to the financial statements as if the fair value-based method of accounting had been applied to awards as required by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation."

  INCOME TAXES

     As reflected in the accompanying statement of operations, the Company incurred a loss from operations during the three month period ended March 31, 1997. Due to the limited operations of the Company since its inception and the pending Offering, a valuation allowance has been recorded to fully reserve for the deferred tax benefits generated by these net operating losses. There is no significant difference in the tax and book bases of the Company's assets or liabilities that would give rise to deferred tax balances.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

3.  PLANNED ACQUISITIONS OF FOUNDING AFFILIATED PRACTICES:

     Apple plans to complete, through a series of mergers and asset transfers, the acquisition of certain assets and assumption of certain liabilities of the Founding Affiliated Practices (the Acquisitions) concurrently with an initial public offering of shares of its Class A common stock. The Founding Affiliated Practices will receive Class A common stock and cash as consideration in the Acquisitions. In connection with the Acquisitions, the selling orthodontists will create new professional corporations, professional associations or other entities (collectively, the New PCs) that will enter into 20-year service agreements with Apple. Additionally, those orthodontists will enter into employment and noncompete agreements with the New PCs.

                             APPLE ORTHODONTIX, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The Company will not employ orthodontists or control the practice of orthodontics by the orthodontists employed by the New PCs. As Apple will not be acquiring the future patient revenues earned by the New PCs, the Acquisitions are not deemed to be business combinations. In accordance with the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 48, "Transfers of Nonmonetary Assets by Promoters or Shareholders," the transferred nonmonetary assets and assumed liabilities will be accounted for at the historical cost basis of the Founding Affiliated Practices. Each of the Founding Affiliated Practices is a promoter of the Offering. Any monetary assets included in the Acquisitions will be recorded at fair value. The resulting value of the net assets acquired by Apple will be recorded as the value of the stock consideration tendered. Cash consideration paid to selling orthodontists in conjunction with the Acquisitions will be reflected as a dividend paid by Apple.

     The selling orthodontists will generally retain the long-term debt obligations of their respective practices. Capital lease obligations will be assumed by the Company. In certain cases, Apple has agreed to refinance debt retained by the selling orthodontists.

     The combined detail of the Founding Affiliated Practices' assets to be transferred and liabilities to be assumed is as follows:

 COMBINED PRESENTATION OF ASSETS TO BE TRANSFERRED AND LIABILITIES ASSUMED FROM
                                      THE
                         FOUNDING AFFILIATED PRACTICES

                                        DECEMBER 31, 1996    MARCH 31, 1997
                                        -----------------    --------------
                                                              (UNAUDITED)
Cash and cash equivalents............      $ 1,177,000         $1,442,000
Patient receivables, net of
  allowances and patient
  prepayments........................          866,000          1,348,000
Prepaid expenses and other current
  assets.............................          137,000            253,000
Property, equipment and improvements,
  net................................        2,087,000          1,911,000
Intangible and other long-term
  assets, net........................          431,000            500,000
                                        -----------------    --------------
Assets transferred...................        4,698,000          5,454,000
Accounts payable and accrued
  liabilities........................       (1,627,000)        (1,501,000)
Current portion of capital lease
  obligations........................         (121,000)           (88,000)
Long-term portion of capital lease
  obligations........................         (312,000)          (282,000)
                                        -----------------    --------------
Assets transferred, net of
  liabilities assumed................      $ 2,638,000         $3,583,000
                                        =================    ==============

     The management service revenues that will be earned by Apple subsequent to the Acquisitions and execution of the service agreements are based on various arrangements. In general, the resulting fee will be substantially based on the patient revenues and cash collections of the New PCs and the operating expenses assumed by Apple. Apple's standard form of service agreement (the Standard Contract) will be applied to all practices operating in locations where it is not prohibited by law or governmental regulation. In those instances where the standard contract may not be permitted, an alternative form of agreement (the Alternative Contract) will be used. In addition, with respect to two of the New PCs, the service fees are based on flat fees that are subject to adjustment on an annual basis.

                             APPLE ORTHODONTIX, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

          COMBINED OPERATING DATA OF THE FOUNDING AFFILIATED PRACTICES
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  (UNAUDITED)

                                        PATIENT REVENUES    CASH COLLECTIONS    OPERATING EXPENSES
                                        ----------------    ----------------    ------------------
Practices participating under the
Standard Contract....................      $4,912,000          $4,537,000          $  2,499,000
Practices participating under the
  Alternative Contract...............       1,350,000           1,307,000               658,000
Practices participating under flat
  fee agreements.....................         534,000             534,000               312,000
                                        ----------------    ----------------    ------------------
Totals for Founding Affiliated
  Practices..........................      $6,796,000          $6,378,000          $  3,469,000
                                        ================    ================    ==================

     Patient revenues are derived from orthodontic care provided to patients under contract terms agreed to by the patient or other responsible parties. The contracts vary by practice and by patient, and service often extends over an eighteen month to six-year period. Revenue is recognized based on the estimated costs incurred as compared to the total estimated treatment cost, with approximately 24 percent being recognized at the time of initial treatment which is related to the costs incurred at the time of initial treatment. The balance of the contract revenue is realized pro rata each month over the remaining contract period. The 24 percent estimated cost at the initial treatment date is consistent with industry standards and includes the estimated costs of diagnosis, treatment plan development, initial treatment by orthodontic personnel, orthodontic supplies and associated administrative services.

     The difference in the timing of the recognition of patient revenues and cash collections results in (i) unbilled receivables in instances where recognition of revenues precedes the patient's payment plan and (ii) patient prepayments when payments are made on a more accelerated basis than revenues are earned. The following table presents the combined uncollected patient receivables unbilled patient receivables and patient prepayments of the Founding Affiliated Practices. These amounts are not receivables of the Company, but the net position of these receivables will be acquired as part of the Acquisitions and in future periods each New PC will provide the Company with a security interest in the receivables of the New PC.

    COMBINED PATIENT RECEIVABLES, NET, OF THE FOUNDING AFFILIATED PRACTICES

                                         MARCH 31,
                                            1997
                                       --------------
                                        (UNAUDITED)
Patient receivables, net of
  allowances of $597,000.............  $      794,000
Unbilled patient receivables, net of
  allowances of $70,000..............       3,701,000
Patient prepayments..................      (3,147,000)
                                       --------------
     Patient receivables net of
       allowances and prepayments....  $    1,348,000
                                       ==============

                            APPLE ORTHODONTIX, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Subsequent to the Acquisitions, the operating expenses of the Founding Affiliated Practices will be the responsibility of Apple. The Company will have discretion to control the level of those expenses in conjunction with providing the related services to the New PCs. The combined historical expenses of the Founding Affiliated Practices that will be assumed by the Company in the future were:

         COMBINED DETAIL OF THE FOUNDING AFFILIATED PRACTICES' EXPENSES

                                         THREE MONTHS
                                            ENDED
                                        MARCH 31, 1997
                                        --------------
                                         (UNAUDITED)
Salaries, wages and benefits of
  employees, excluding the
  orthodontists......................     $1,557,000
Orthodontic supplies.................        581,000
Rent.................................        513,000
Advertising and marketing............        107,000
General and administrative
  expenses...........................        711,000
                                        --------------
     Total operating expenses........     $3,469,000
                                        ==============

     The combined historical financial information of the Founding Affiliated Practices presented herein is not related to the financial position or results of operations of Apple. This information is presented solely for the purpose of providing disclosures to potential investors regarding the group of entities with which Apple will be contracting to provide future services due to the significant relationships between Apple and the Founding Affiliated Practices. The Founding Affiliated Practices' financial information is presented on a combined basis to assist in an understanding of their relationship to the pro forma financial statements included elsewhere in the Company's registration statement and due to the fact that their service agreements with the Company will be signed contingent on the single common event of the completion of the Offering. The Founding Affiliated Practices were not operated under common control or management during the three month period ended March 31, 1997.

  UNAUDITED PRO FORMA MANAGEMENT SERVICES FEES

     Except with respect to service agreements providing for the payment of flat fees, the management service fees earned by the Company will be in accordance with two general types of service agreements -- the standard form of the service agreement (Standard Contract) and the alternative form of the service agreement (the Alternative Contract). The determination of which service agreement will be used for a practice has been based on (i) the historical arrangements utilized by medical and dental professionals in that jurisdiction to contract for management services and (ii) the laws relating to the corporate practice of dentistry and fee splitting in the state or states in which that practice operates. The Standard Contract calls for a calculation of the monthly service fee based on the total revenues earned by the New PCs, which is defined by the agreement to represent 24% of the total contract value in the initial month of a patient's treatment with the remainder of the contract balance earned evenly over the balance of the contract term. From total revenues, the orthodontists retain a percentage of the New PC's cash collections. There are adjustments to the service fee designed to both provide incentives for the orthodontists to provide efficient patient treatment and to increase the number of patients treated, as well as to ensure that the orthodontists retain a minimum amount for payment of their compensation from their respective New PCs on a monthly basis. The Alternative Contract is currently offered in California. It is a cost plus fee arrangement, whereby the service fee includes the reimbursement of defined expenses incurred by Apple in the course of providing services to the New PC plus a percentage of revenues. The Company believes the fees to be generated by

                            APPLE ORTHODONTIX, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

each of these formulas will be reflective of the fair market value of the services provided and will be comparable to the fees earned by other management service companies in the respective jurisdictions where these arrangements will exist. In addition, with respect to two of the New PCs, the service fees are based on flat fees that are subject to adjustment on an annual basis.

     The pro forma management service fee for practices that have agreed to the Standard Contract is based on the accrual basis revenues of the Founding Affiliated Practices less a percentage of the cash collections of the practices appropriately adjusted for various provisions of the service fee agreement. The pro forma management service fee for practices that have agreed to the Alternative Contract represents a percentage of revenues and reimbursement of the operating expenses of those practices. The total pro forma management service revenues would have been:

                                                                    THREE MONTHS
                                                                       ENDED
                                                                      MARCH 31,
                                                                        1997
                                                                     ----------
Practices participating under the Standard Contract ............     $3,739,000
Practices participating under the Alternative Contract .........        879,000
Practices participating under flat fee arrangements ............        384,000
                                                                     ----------
          Total pro forma management service revenues ..........     $5,002,000
                                                                     ==========

     Apple will be managed on a regional basis. The following information on the pro forma management service fee is provided on a regional basis as supplemental information.

                                             THREE MONTHS ENDED
                                               MARCH 31, 1997
                                        -----------------------------
                                        HISTORICAL        PRO FORMA
                                          PATIENT        MANAGEMENT
               REGION                    REVENUES       SERVICE FEES
-------------------------------------   -----------     -------------
California...........................   $ 1,350,000      $    879,000
Western..............................     2,736,000         2,080,000
East Coast...........................     1,475,000         1,036,000
Central..............................     1,235,000         1,007,000
                                        -----------     -------------
                                        $ 6,796,000      $  5,002,000
                                        ===========     =============

4.  SUBSEQUENT EVENT:

     On May 29, 1997, the Company consummated the Offering and simultaneously exchanged cash and shares of its common stock for certain assets and liabilities of the Founding Affiliated Practices. The Company will begin to manage the administrative functions of the Founding Affiliated Practices under the terms of the service agreements effective June 1, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION AND ANALYSIS CONTAINS CERTAIN STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. SUCH STATEMENTS ARE ONLY PREDICTIONS AND THE ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK
FACTORS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS PROSPECTUS. THE HISTORICAL RESULTS SET FORTH IN THIS DISCUSSION AND ANALYSIS ARE NOT INDICATIVE OF TRENDS WITH RESPECT TO ANY ACTUAL OR PROJECTED FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS PROSPECTUS.

OVERVIEW

     The Company has conducted no significant operations through March 31, 1997. Effective June 1, 1997 for accounting purposes, the Company acquired the tangible and intangible assets and liabilities of, and entered into Service Agreements with, the Founding Affiliated Practices. The Company expects that its future growth will come from (i) implementing a comprehensive operating strategy designed to drive internal growth of the Affiliated Practices and (ii) entering into Service Agreements with new Affiliated Practices and developing new orthodontic centers (including satellite offices) with existing and future Affiliated Practices.

     Through its Service Agreements, the Company provides a full complement of practice management services to Affiliated Practices in return for management service fees. Except with respect to two Service Agreements providing for the payment of flat fees, the management service fees earned by the Company are in accordance with two general types of Service Agreements -- the standard form of the Service Agreement ("Standard Contract") and the alternative form of the Service Agreement ("Alternative Contract"). The Standard Contract calls for a calculation of the monthly service fee based on the total revenues earned by the Affiliated Practices, which is defined by the agreement to represent 24% of the total contract value in the initial month of a patient's treatment with the remainder of the contract balance earned evenly over the balance of the contract term. From total revenues, the practices retain a percentage of the Affiliated Practices' cash collections.

     The Alternative Contract is used in California. It is a cost-plus fee arrangement, whereby the service fee includes the reimbursement of defined expenses incurred by Apple in the course of providing services to the Affilated Practice plus a percentage of revenues. The Company believes the fees to be generated by each of these formulas are reflective of the fair market value of the services provided and will be comparable to the fees earned by other management service companies in the respective jurisdictions where these arrangements will exist. In addition, with respect to two of the Founding Affiliated Practices, the service fees will be based on flat fees that are subject to adjustment on an annual basis.

     The expenses incurred by the Company in fulfilling its obligations under the Service Agreements are generally of the same nature as the operating costs and expenses that would have otherwise been incurred by the Affiliated Practices, including salaries, wages and benefits of practice personnel (excluding orthodontists and, in some cases, orthodontic assistants and other professional personnel), orthodontic supplies and office supplies used in administering their clinic practices, the office (general and administrative) expenses of the practices and depreciation and amortization of assets acquired from the Founding Affiliated Practices. In addition to the operating costs and expenses discussed above, the Company will be incurring personnel and administrative expenses in connection with establishing and maintaining a corporate office, which will provide management, administrative, marketing and development and acquisition services.

     In accordance with Staff Accounting Bulletin ("SAB") No. 48, "Transfers of Nonmonetary Assets by Promoters or Shareholders," published by the Securities and Exchange Commission (the "Commission"), the acquisition of the assets and assumption of certain liabilities for all of the Founding Affiliated Practices pursuant to the Acquisitions are accounted for by the Company at the transferors' historical cost basis, with the shares of common stock to be issued in those transactions being valued at the historical cost of the nonmonetary assets acquired net of liabilities assumed. The cash consideration paid at closing on May 29, 1997 will be reflected as a dividend by Apple to the owners of the Founding Affiliated Practices in the quarter ended June 30, 1997. SAB No. 48 will not be applicable to any acquisitions made by the Company subsequent to the IPO. It is currently anticipated that the Company's future acquisitions of certain of the assets and liabilities of Affiliated Practices may result in substantial annual noncash amortization charges for intangible assets in the Company's statements of operations.

RESULTS OF OPERATIONS (UNAUDITED)

     The Company has conducted no significant operations through March 31, 1997. Following completion of the IPO and the Acquisitions on May 29, 1997, the Company will begin operations effective June 1, 1997. General and administrative expenses were incurred during the period from inception (July 15, 1996) through March 31, 1997 in connection with the Offering. Of these expenses, $2.6 million was funded through the issuance of convertible notes to TriCap and $0.4 million was funded by other advances from TriCap. The convertible notes have been repaid from the proceeds of the Offering. The unaudited financial statements of the Company for the three-month period ended March 31, 1997 reflect a net loss of approximately $475,000, a corresponding increase in stockholders' deficit and a decrease in net current assets of approximately $2.6 million resulting from continued operating and offering costs incurred prior to completion of the IPO.

LIQUIDITY AND CAPITAL RESOURCES

     A part of the Company's business strategy is to encourage Affilated Practices to offer more affordable payment plans to patients. The Company does not expect the affordable payment plans, or any potential increase in bad debt expense resulting from these plans, to have any significant negative impact on the working capital or liquidity of the Affiliated Practices. Moreover, the Company believes the Founding Affiliated Practices have the financial wherewithal to sustain any negative impact that may result from these payment plans. Therefore, Apple does not anticipate that the offering by the Affiliated Practices of more affordable payment plans will impair the Company's ability to collect management service revenues from the Affiliated Practices.

     The Company anticipates making routine capital expenditures for the Founding Affiliated Practices during the remainder of 1997 of approximately $2.0 million to fund, among other things, the development of satellite offices. The average cost of developing a satellite office (which may vary by geographic market) is estimated to be approximately $250,000, including initial working capital requirements. The Service Agreements provide for advances by the Company to the Founding Affiliated Practices for working capital requirements (including any deficits in cash flows of Founding Affiliated Practices resulting from, among other things, development of satellite offices) and other purposes. Such loans will generally bear interest at prime plus one percent and will be repayable over varying periods of time not to exceed five years. It is anticipated that the foregoing capital expenditures will be funded from the Company's cash flow from operations. The Company also expects to make acquisitions of additional orthodontic practices during 1997 that will involve the use of cash and Common Stock.

     Management believes that the cash proceeds of the Offering combined with its cash flow from operations will be sufficient to fund planned capital expenditures and ongoing operations of the Company through the end of 1998. The Company is also seeking to establish a revolving bank credit facility which, when combined with the shares of Common Stock offered hereby and the Company's cash resources, will be used in the Company's planned acquisition program. The Company has agreed to refinance certain indebtedness of the Founding Affiliated Practices totalling approximately $1.0 million.

                             APPLE ORTHODONTIX, INC.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On December 10, 1996, Orthodontic Centers of America, Inc. ("OCA") filed a complaint in the United States District Court for the Eastern District of Louisiana against Apple, Dr. Vondrak, John G. Vondrak, P.C. and John G. Vondrak Apple Orthodontix, Inc. ("JGVAOI"), one of the Founding Affiliated Practices, alleging, among other things, misappropriation of trade secrets and certain breaches of a confidentiality agreement executed by Dr. Vondrak, on behalf of John Vondrak, P.C., in favor of OCA. While Apple is not a party to the confidentiality agreement, OCA has alleged that the Company should be bound by its terms as a result of the relationship between Dr. Vondrak and Apple (specifically, OCA has alleged that Dr. Vondrak and Apple are alter egos and, alternatively, that Dr. Vondrak was acting as Apple's agent when he executed the confidentiality agreement). OCA's complaint states that OCA is seeking monetary damages in excess of $75,000. The Company intends to vigorously defend against the claims made by OCA, which the Company believes are without merit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Prior to the closing of the Offering, the stockholders of the Company approved a number of matters during the period covered by this Quarterly Report on Form 10-Q. On April 24, 1997, the stockholders approved by written consent
(i) the amendment and restatement of the Company's Certificate of Incorporation to, among other things, (A) increase the number of authorized shares of capital stock to 39,106,852 shares, consisting of 25,000,000 shares of Class A Common Stock, 4,106,852 shares of Class B Common Stock and 10,000,000 shares of Preferred Stock, (B) change the par value of Common Stock to $.001 per share and
(C) reclassify each outstanding share of Common Stock into 4,012.556913 shares of Class B Common Stock; and (ii) the adoption of the Company's 1996 Stock Option Plan. On May 18, 1997, the stockholders approved by written consent a certificate of amendment to the Company's Restated Certificate of Incorporation providing for the reclassification of each issued and outstanding share of Class B Common Stock into 0.815 shares of Class B Common Stock. The Company's first Annual Meeting of the Stockholders as a public company will be held in 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

EXHIBIT NO.                            DESCRIPTION
----------     -----------------------------------------------------------------
   2.1(1)  --  Form of Agreement and Plan of Reorganization
   2.2(1)  --  Form of Uniform Provisions relating to Agreement and Plan of
               Reorganization
   2.3(1)  --  Form of Uniform Provisions relating to Contribution Agreement with Sole Proprietorships
   2.4(1)  --  Form of Uniform Provisions relating to Contribution Agreement with Professional Corporations or Professional Associations
   2.5(1)  --  Agreement and Plan of Reorganization among Apple Orthodontix,
               Inc., Orthodontics Exclusively, Ltd. and Paul Bonham, D.D.S.
   2.6(1)  --  Contribution Agreement among Apple Orthodontix, Inc., Duncan Y.
               Brown P.C. and Dr. Duncan Y. Brown.
   2.7(1)  --  Contribution Agreement among Apple Orthodontix, Inc., Roger L.
               Bumgarner, D.D.S., P.C., Roger Bumgarner, D.D.S., P.C. and Roger
               L. Bumgarner, D.D.S.
   2.8(1)  --  Contribution Agreement between Apple Orthodontix, Inc. and Thomas
               K. Chubb, D.D.S.
   2.9(1)  --  Contribution Agreement among Apple Orthodontix, Inc., Stanley D.
               Crawford, D.D.S., P.C. and Stanley D. Crawford, D.D.S.

EXHIBIT NO.                            DESCRIPTION
----------     -----------------------------------------------------------------
   2.10(1) --  Contribution Agreement among Apple Orthodontix, Inc., Western New
               York Orthodontic Care, P.C. and Anthony G. Deluke, D.D.S.
   2.11(1) --  Contribution Agreement between Apple Orthodontix, Inc. and Robert
               J. Dennington, D.D.S., M.S.D.
   2.12(1) --  Contribution Agreement between Apple Orthodontix, Inc. and Philip
               DePasquale, D.D.S.
   2.13(1) --  Contribution Agreement among Apple Orthodontix, Inc., Robert S.
               Fields, D.M.D., P.C. and Robert S. Fields, D.M.D.
   2.14(1) --  Contribution Agreement among Apple Orthodontix, Inc. and Robert
               C. Frantz, D.D.S., P.C. and Robert C. Frantz, D.D.S.
   2.15(1) --  Contribution Agreement among Apple Orthodontix, Inc., Andrew
               Girardot, Jr., D.D.S., P.C. and Andrew Girardot, Jr., D.D.S.
   2.16(1) --  Agreement and Plan of Reorganization among Apple Orthodontix,
               Inc., Bruce S. Harris, D.D.S., Inc. and Bruce S. Harris, D.D.S.
   2.17(1) --  Contribution Agreement among Apple Orthodontix, Inc., James H.
               Jennings, D.D.S., P.A. and James H. Jennings, D.D.S.
   2.18(1) --  Agreement and Plan of Reorganization among Apple Orthodontix,
               Inc., Phillip Milanovich, D.D.S., M.S., P.C. and Phillip
               Milanovich, D.D.S., M.S.
   2.19(1) --  Contribution Agreement between Apple Orthodontix, Inc. and Bowen
               D. Miles, D.M.D.
   2.20(1) --  Contribution Agreement among Apple Orthodontix, Inc., Mark J.
               Mills, D.D.S., P.C. and Mark J. Mills, D.D.S.
   2.21(1) --  Agreement and Plan of Reorganization among Apple Orthodontix,
               Inc., Carlos F. Navarro, D.D.S., M.S.D., P.C. and Carlos F.
               Navarro, D.D.S., M.S.D.
   2.22(1) --  Contribution Agreement among Apple Orthodontix, Inc., Paul
               Rigali, D.D.S., P.C. and Paul Rigali, D.D.S.
   2.23(1) --  Agreement and Plan of Reorganization among Apple Orthodontix,
               Inc., Carl P. Roy, D.D.S., M.S., P.C. and Carl P. Roy, D.D.S.,
               M.S.
   2.24(1) --  Agreement and Plan of Reorganization among Apple Orthodontix,
               Inc., Budd Rubin, D.D.S., M.S., Inc. and Budd Rubin, D.D.S., M.S.
   2.25(1) --  Agreement and Plan of Reorganization among Apple Orthodontix,
               Inc., John Dell Sauter, D.D.S., M.D.S., P.C. and John Dell
               Sauter, D.D.S., M.D.S.
   2.26(1) --  Agreement and Plan of Reorganization among Apple Orthodontix,
               Inc., Donald D. Schmitz, D.D.S., M.S., Ltd. and Donald D.
               Schmitz, D.D.S., M.S.
   2.27(1) --  Agreement and Plan of Reorganization among Apple Orthodontix,
               Inc., Dr. Charles L. Schnibben, Ltd. and Charles L. Schnibben,
               D.D.S.
   2.28(1) --  Agreement and Plan of Reorganization among Apple Orthodontix,
               Inc., Darrell G. Smith, D.D.S., P.C. and Darrell G. Smith, D.D.S.
   2.29(1) --  Agreement and Plan of Reorganization among Apple Orthodontix,
               Inc., Ronald N. Spiegel, D.M.D., Inc. and Ronald N. Spiegel,
               D.M.D.
   2.30(1) --  Contribution Agreement between Apple Orthodontix, Inc. and
               Michael C. Theurer, D.D.S.
   2.31(1) --  Agreement and Plan of Reorganization among Apple Orthodontix,
               Inc., Thomas A. Tiller, D.D.S., Inc. and Thomas A. Tiller, D.D.S.
   2.32(1) --  Agreement and Plan of Reorganization among Apple Orthodontix,
               Inc., Jack D. Utley, Jr., D.M.D., P.C. and Jack D. Utley, Jr.,
               D.M.D.
   2.33(1) --  Agreement and Plan of Reorganization among Apple Orthodontix,
               Inc., John G. Vondrak Apple Orthodontix, Inc. and John G.
               Vondrak, D.D.S.
   2.34(1) --  Contribution Agreement between Apple Orthodontix, Inc. and Ira S.
               Wiedman, D.D.S.

EXHIBIT NO.                            DESCRIPTION
----------     -----------------------------------------------------------------
   2.35(1) --  Agreement and Plan of Reorganization among Apple Orthodontix,
               Inc., Ronald H. Roth, D.D.S. and Brian W. Wong, D.D.S., P.C. and
               Brian W. Wong, D.D.S.

               The schedules and exhibits to the foregoing acquisition agreements have not been filed as exhibits to this Registration Statement. Pursuant to Item 601(b)(2) of Regulation S-K, Apple agrees to furnish a copy of such schedules and exhibits to the Commission upon request.

   3.1(1)  --  Restated Certificate of Incorporation
   3.2(1)  --  Bylaws
   3.3(2)  --  Certificate of Amendment to Restated Certificate of Incorporation
   4.1(1)  --  Form of certificate evidencing ownership of Common Stock of Apple
               Orthodontix, Inc.
   4.2(1)  --  Form of Registration Rights Agreement
   4.3(1)  --  Registration Rights Agreement among Apple Orthodontix, Inc., John
               G. Vondrak, D.D.S. and TriCap Funding I, L.L.C.
   4.4(1)  --  Registration Rights Agreement between TriCap Partners, L.L.C. and
               Apple Orthodontix, Inc.
  10.1(1)  --  Apple Orthodontix, Inc., 1996 Stock Option Plan
  10.2(1)  --  Employment Agreement between Apple Orthodontix, Inc. and John G.
               Vondrak, D.D.S.
  10.3(1)  --  Employment Agreement between Apple Orthodontix, Inc. and Robert
               J. Syverson
  10.4(1)  --  Employment Agreement between Apple Orthodontix, Inc. and Michael
               W. Harlan
  10.5(1)  --  Employment Agreement between Apple Orthodontix, Inc. and W.
               Daniel Cook
  10.6(1)  --  Form of California Service Agreement
  10.7(1)  --  Employment Agreement of H. Steven Walton
  10.8(1)  --  Form of Service Agreement
  10.9(1)  --  Consulting Agreement between TriCap Partners, L.L.C. and Apple
               Orthodontix, Inc.
  10.10(1) --  Amendment to Consulting Agreement between TriCap Partners and
               Apple Orthodontix, Inc.
  10.11(1) --  Form of Flat Fee Service Agreement
  27.1     --  Financial Data Schedule.
------------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-22785), and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Registration Statement on Form S-4, which has been filed immediately prior to this Form 10-Q and incorporated herein by reference.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Apple Orthodontix, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 9, 1997                      APPLE ORTHODONTIX, INC.
                                          By: /s/ MICHAEL W. HARLAN
                                                  MICHAEL W. HARLAN
                                                  CHIEF FINANCIAL OFFICER
                                                  (CHIEF ACCOUNTING OFFICER)