Form 10-Q
period 1997-06-30
APPLE ORTHODONTIX INC
filed 1997-08-14
CIK 1031176

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended JUNE 30, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

   for the transition period from ___________________ to ____________________

                         Commission file number 1-12977

                             APPLE ORTHODONTIX, INC.
             (exact name of Registrant as specified in its charter)

                  Delaware                                 74-2795193
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

  2777 Allen Parkway, Suite 700, Houston, Texas               77019
    (Address of principal executive offices)                (zip code)

       Registrant's telephone number, including area code: (281) 698-2500

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No[X] *

     The Registrant became subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934 on May 22, 1997.

     The number of shares of Class A Common Stock and Class B Common Stock of the Registrant, par value $.001 per share, outstanding at August 13, 1997 was 7,902,274 and 3,347,084, respectively.

                             FORM 10-Q REPORT INDEX

10-Q PART AND ITEM NO.
                                                                            PAGE
PART I - FINANCIAL INFORMATION

     Item 1 -- Financial Statements ........................................   3

     Item 2 -- Management's Discussion and
               Analysis of Financial Condition and
               Results of Operations .......................................  10

PART II - OTHER INFORMATION

     Item 1 -- Legal Proceedings ...........................................  12

     Item 6 -- Exhibits and Reports on Form 8-K ............................  12

     Signature .............................................................  13

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                          JUNE 30,      DECEMBER 31,
                                                                                                           1997             1996
                                                                                                        ----------       ----------
                                      ASSETS                                                            (UNAUDITED)
Current assets:
     Cash and cash equivalents .................................................................        $3,403,975       $   21,254
     Receivable from orthodontic practices, net of allowances of $17,031 and $0,
     respectively ..............................................................................           186,455             --
     Prepaid expenses ..........................................................................           167,297             --
     Deferred income taxes .....................................................................           409,594             --
     Other current assets ......................................................................             8,164             --
                                                                                                        ----------       ----------
         Total current assets ..................................................................         4,175,485           21,254

Property and equipment, net of accumulated depreciation of $63,995 and $0,
respectively ...................................................................................         3,398,441             --
Receivable from orthodontic practices, net of current portion ..................................         1,000,742             --
Deferred issuance costs ........................................................................           200,000        1,395,350
Intangibles, net ...............................................................................           490,755           44,687
Other assets ...................................................................................           305,792             --
                                                                                                        ----------       ----------
         Total assets ..........................................................................        $9,571,215       $1,461,291
                                                                                                        ==========       ==========

                                 LIABILITIES AND
                         STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current maturities of long-term debt ....................................................        $     41,006      $      --
     Accounts payable and accrued expenses ...................................................           2,918,779        1,830,009
     Payable to orthodontic practices ........................................................             740,833             --
     Amounts due to venture capital investors ................................................                --            515,000
                                                                                                        ----------       ----------
         Total current liabilities ...........................................................           3,700,618        2,345,009
                                                                                                        ----------       ----------
Long-term debt, net of current maturities ....................................................             283,928             --
                                                                                                        ----------       ----------
         Total liabilities ...................................................................           3,984,546        2,345,009
                                                                                                        ----------       ----------
Stockholders' equity (deficit)
     Class A common stock , $0.001 par value, 25,000,000 shares authorized, 6,385,054 and 0
         shares issued and outstanding .......................................................               6,386             --
     Class B common stock, $0.001 par value, 4,106,852 shares authorized, 3,347,084
         and 3,347,084 shares issued and outstanding .........................................               3,347            3,347
     Additional paid-in capital ..............................................................          29,777,492       23,422,313
     Warrant .................................................................................             777,106             --
     Retained deficit ........................................................................         (24,977,662)     (24,309,378)
                                                                                                        ----------       ----------
         Total stockholders' equity (deficit) ................................................           5,586,669         (883,718)
                                                                                                        ----------       ----------
         Total liabilities and stockholders' equity (deficit) ................................        $  9,571,215     $  1,461,291
                                                                                                      ============     ============

   The accompanying notes are an integral part of these financial statements.

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                      SIX MONTHS       THREE MONTHS
                                                                                                         ENDED             ENDED
                                                                                                     -------------------------------
                                                                                                     JUNE 30, 1997     JUNE 30, 1997
                                                                                                     -------------     -------------
Management service fee revenues ................................................................      $ 1,685,957       $ 1,685,957
Costs and expenses:
     Salaries and benefits .....................................................................        1,450,385         1,216,315
     Orthodontic supplies ......................................................................          199,993           199,993
     Rent ......................................................................................          427,296           385,102
     Advertising and marketing .................................................................            7,705             7,705
     General and administrative ................................................................          615,115           422,104
     Depreciation and amortization .............................................................           70,306            65,671
                                                                                                      -----------       -----------
         Total costs and expenses ..............................................................        2,770,800         2,296,890
                                                                                                      -----------       -----------
         Operating loss ........................................................................       (1,084,843)         (610,933)

Interest expense (income), net .................................................................           (6,909)           (8,321)
Other income, net ..............................................................................              (56)              (56)
                                                                                                      -----------       -----------
         Loss before income taxes ..............................................................       (1,077,878)         (602,556)
Income tax benefit .............................................................................         (409,594)         (409,594)
                                                                                                      -----------       -----------
         Net loss ..............................................................................      $  (668,284)      $  (192,962)
                                                                                                      ===========       ===========
Net loss per common and common equivalent share ................................................      $     (0.14)      $     (0.03)
                                                                                                      ===========       ===========
Number of shares used in calculating net loss per common  and common equivalent share                   4,721,022         6,079,863
                                                                                                      ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                       SIX MONTHS
                                                                                                                          ENDED
                                                                                                                      JUNE 30, 1997
                                                                                                                       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ..............................................................................................           $   (668,284)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization .....................................................................                 70,306
         Deferred income tax benefit .......................................................................               (409,594)
         Provision for doubtful accounts ...................................................................                 17,031
     Changes in assets and liabilities, excluding effects of acquisitions:
         Receivable from orthodontic practices .............................................................               (194,458)
         Prepaid expenses ..................................................................................               (157,310)
         Other assets ......................................................................................              1,313,392
         Payables and other accrued liabilities ............................................................               (898,639)
                                                                                                                       ------------
                  Net cash used in operating activities ....................................................               (927,556)
                                                                                                                       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ..................................................................................             (1,349,222)
                                                                                                                       ------------
                  Net cash used in investing activities ....................................................             (1,349,222)
                                                                                                                       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuances of common stock ...............................................................             17,593,277
     Cash paid related to common stock issuance costs ......................................................             (4,102,443)
     Special dividend to founders ..........................................................................             (6,429,443)
     Proceeds from borrowings ..............................................................................              2,082,400
     Repayments of borrowings ..............................................................................             (3,484,292)
                                                                                                                       ------------
                  Net cash provided by financing activities ................................................              5,659,499
                                                                                                                       ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS ..................................................................              3,382,721

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........................................................                 21,254
                                                                                                                       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................................................................           $  3,403,975
                                                                                                                       ============

   The accompanying notes are an integral part of these financial statements.

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                                                        CLASS A AND B        ADDITIONAL                                   TOTAL
                                                         COMMON STOCK         PAID-IN                   RETAINED      STOCKHOLDERS'
                                                       SHARES     AMOUNT      CAPITAL      WARRANTS      DEFICIT    EQUITY (DEFICIT)
                                                      ---------   ------   ------------    --------   ------------  ----------------
BALANCE, December 31, 1996 .....................      3,347,084   $3,347   $ 23,422,313    $   --     $(24,309,378)   $   (883,718)
     Issuance of common stock to public ........      2,702,500    2,703     12,962,207        --             --        12,964,910
     Transfers of certain assets and
        liabilities by founders ................      3,682,554    3,683        599,521        --             --           603,204
     Special dividend to founders ..............           --       --       (6,429,443)       --             --        (6,429,443)
     Issuance of warrant .......................           --       --         (777,106)    777,106           --              --
     Net loss ..................................           --       --             --          --         (668,284)       (668,284)
                                                      ---------   ------   ------------    --------   ------------    ------------
BALANCE, June 30, 1997 .........................      9,732,138   $9,733   $ 29,777,492    $777,106   $(24,977,662)   $  5,586,669
                                                      =========   ======   ============    ========   ============    ============

   The accompanying notes are an integral part of these financial statements.

                             APPLE ORTHODONTIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

Apple Orthodontix, Inc. ("Apple" or the "Company") was founded in July 1996 to provide practice management services to orthodontic practices in the United States and Canada. On May 29, 1997, Apple acquired (the "Acquisitions") simultaneously with the closing of its initial public offering (the "Offering" or "IPO") of its class A common stock, par value $.001 per share (the "Common Stock"), substantially all of the tangible and intangible assets, and assumed the liabilities, of 31 orthodontic practices (collectively, the "Founding Affiliated Practices") in exchange for 3.7 million shares of Common Stock and $6.4 million. The net proceeds of the 2.7 million shares of Common Stock issued in the IPO (after deducting the underwriting discounts and commissions) were $17.6 million. Total related offering costs were $4.6 million. The acquisitions of the Founding Affiliated Practices have been accounted for in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 48.

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading. The financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim period ended June 30, 1997.

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

2. SIGNIFICANT ACCOUNTING POLICIES

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Equipment under capital leases is stated at the net present value of the future minimum lease payments at the inception of the related leases. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Routine maintenance and repairs are charged to expense as incurred, while costs of betterment and renewals are capitalized.

REVENUE RECOGNITION

The management service fees (the "Service Fees") payable to the Company by the Founding Affiliated Practices under their Service Agreements with the Company (the "Service Agreements") vary based on the fair market value, as determined in arm's-length negotiations, for the nature and amount of services provided. Except with respect to Service Agreements providing for the payment of flat fees, the Service Fees earned by the Company are in accordance with the Company's two general types of Service Agreements. The Standard Contract calls for a calculation of the monthly Service Fee based on the total revenues earned by the Founding Affiliated Practices, which is defined by the agreement to represent 24% of the total contract value in the initial month of a patient's treatment with the remainder of the contract balance earned evenly over the balance of the contract term. From total revenues, the practices retain a percentage of the Founding Affiliated Practices' cash collections. There are adjustments to the service fee designed to both provide incentives for the orthodontists to provide efficient patient treatment and to increase the number of patients treated, as well as to ensure that the orthodontists retain a minimum amount for payment of their compensation from their respective practices on a monthly basis. The Alternative Contract is used in California. It is a cost plus fee arrangement, whereby the service fee includes the reimbursement of defined expenses incurred by Apple in the course of providing services to the Founding Affiliated Practice plus a percentage of revenues.

Combined operating data for the Founding Affiliated Practices for the period from commencement of operations (June 1, 1997) through June 30, 1997 is as follows:

                                                       PATIENT          CASH
                                                       REVENUES      COLLECTIONS
                                                      ----------      ----------
Practices participating under the
   Standard Contract ...........................      $1,636,981      $1,417,830
Practices participating under the
   Alternative Contract ........................         466,928         428,963
Practices participating under
   flat fee agreements .........................         210,662         210,662
                                                      ----------      ----------
                                                      $2,314,571      $2,057,455
                                                      ==========      ==========

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The deferred tax asset at June 30, 1997 related to net operating losses of the Company for the six months ended June 30, 1997.

NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." This statement establishes new standards for computing and presenting earnings per share requiring the presentation of "basic" and "diluted" earnings per share as compared to "primary" and "fully diluted" earnings per share. The Company is required to adopt SFAS No. 128 for all fiscal periods ending after December 15, 1997. Earlier adoption is not permitted and restatement of all prior period earnings per share data is required.

3. STOCK OPTION PLAN

As allowed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for awards under its 1996 Stock Option Plan under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock options issued with exercise prices greater than or equal to the fair market value at the date of grant. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been reduced to the following pro forma amounts:

                                               SIX MONTHS          THREE MONTHS
                                                  ENDED                ENDED
                                              JUNE 30, 1997        JUNE 30, 1997
                                               -----------         -------------
Net loss
     As reported ....................          $ (668,284)          $  (192,962)
                                               ==========           ===========
     Pro forma ......................          $ (764,782)          $  (289,460)
                                               ==========           ===========
Loss per share
     As reported ....................          $    (0.14)          $     (0.03)
                                               ==========           ===========
     Pro forma ......................          $    (0.16)          $     (0.05)
                                               ==========           ===========

4. SUBSEQUENT EVENTS

NEW ORTHODONTIST AFFILIATIONS

Since the completion of the IPO, 20 additional orthodontists have affiliated with the Company. Seventeen of these orthodontists had established practices, and three agreed to join existing affiliated practices. The practices that affiliated with the Company since the IPO operate 22 locations and generated historical patient revenue over the prior twelve months of approximately $17.7 million. Prior patient revenue is not necessarily indicative of the level of revenue that these practices may be expected to generate in the future. Historical patient revenue for the Founding Affiliated Practices was $25.0 million for the twelve months ended December 31, 1997. Total consideration to these new orthodontists consisted of approximately 1.5 million shares of common stock and $7.1 million of cash, assumed debt and deferred purchase price. These transactions closed after June 30, 1997.

NEW CREDIT FACILITY

On July 28, 1997, the Company entered into a three-year, $15 million revolving credit facility with Chase Manhattan Bank. Advances under this facility bear interest, at the Company's option, at prime rate or LIBOR, in each case plus a margin which is calculated based upon the Company's ratio of indebtedness to cashflow.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, risks associated with affiliations, fluctuations in operating results because of affiliations and variations in stock price, changes in government regulations, competition, risks of operations and growth of existing and new affiliated orthodontic practices, and risks detailed in the Company's SEC filings.

OVERVIEW

The Company was founded in July 1996, to provide practice management services to orthodontic practices in the United States and Canada. On May 29, 1997, the Company acquired simultaneously with the closing of its IPO, substantially all of the tangible and intangible assets, and assumed the liabilities, of 31 orthodontic practices. The Company also began to provide practice management services to each of the Founding Affiliated Practices pursuant to long-term Service Agreements entered into at the time of the Acquisitions. The Company expects that its future growth will come from (i) implementing a comprehensive operating strategy designed to drive internal growth of the Affiliated Practices and (ii) entering into Service Agreements with new Affiliated Practices and developing new orthodontic centers (including satellite offices) with existing and future Affiliated Practices.

Through its Service Agreements, the Company provides a full complement of practice management services to Affiliated Practices in return for management service fees. Except with respect to two Service Agreements providing for the payment of flat fees, the management service fees earned by the Company are in accordance with two general types of Service Agreements -- the standard form of the Service Agreement ("Standard Contract") and the alternative form of the Service Agreement ("Alternative Contract"). The Standard Contract calls for a calculation of the monthly service fee based on the total patient revenues earned by the Affiliated Practices, which is defined by the agreement to represent 24% of the total contract value in the initial month of a patient's treatment with the remainder of the contract balance earned evenly over the balance of the contract term. From total patient revenues, the practices retain a percentage of the Affiliated Practices' cash collections.

The Alternative Contract is used in California. It is a cost-plus fee arrangement, whereby the service fee includes the reimbursement of defined expenses incurred by Apple in the course of providing services to the Affiliated Practice plus a percentage of revenues. The Company believes the fees generated by each of these formulas are reflective of the fair market value of the services provided and are comparable to the fees earned by other management service companies in the respective jurisdictions where these arrangements exist. In addition, with respect to two of the Founding Affiliated Practices, the service fees are based on flat fees that are subject to adjustment on an annual basis.

The expenses incurred by the Company in fulfilling its obligations under the Service Agreements are generally of the same nature as the operating costs and expenses that would have otherwise been incurred by the Affiliated Practices, including salaries, wages and benefits of practice personnel (excluding orthodontists and, in some cases, orthodontic assistants and other professional personnel), orthodontic supplies and office supplies used in administering their clinic practices, the office (general and administrative) expenses of the practices and depreciation and amortization of assets acquired from the Founding Affiliated Practices. In addition to the operating costs and expenses discussed above, the Company incurs personnel and administrative expenses in connection with establishing and maintaining a corporate office, which provides management, administrative, marketing and business development services.

In accordance with Staff Accounting Bulletin ("SAB") No. 48, "Transfers of Nonmonetary Assets by Promoters or Shareholders," published by the Securities and Exchange Commission (the "Commission"), the acquisition of the assets and assumption of certain liabilities for all of the Founding Affiliated Practices pursuant to the Acquisitions has been accounted for by the Company at the transferors' historical cost basis, with the shares of common stock issued in those transactions being valued at the historical cost of the nonmonetary assets acquired net of liabilities assumed. The cash consideration paid at closing on May 29, 1997 is reflected as a dividend by Apple to the owners of the Founding Affiliated Practices in the quarter ended June 30, 1997. SAB No. 48 is not applicable to any acquisitions made by the Company subsequent to the IPO. It is currently anticipated that the Company's future acquisitions of certain of the assets and liabilities of Affiliated Practices may result in substantial annual noncash amortization charges for intangible assets in the Company's statements of operations.

RESULTS OF OPERATIONS (UNAUDITED)

The Company conducted no significant operations through the date of the Offering. Following completion of the IPO and the Acquisitions on May 29, 1997, the Company began operations effective June 1, 1997. General and administrative expenses were incurred during the period from inception (July 15, 1996) through May 29, 1997 in connection with the Offering. The unaudited financial statements of the Company for the three and six month periods ended June 30, 1997 reflect a net loss of $192,962 and $668,284, respectively, on management service fee revenues of $1.69 million for both periods. These results only reflect the impact of the Company's Service Agreements for the month of June 1997, the period subsequent to the IPO. The Company was not in existence during the second quarter of 1996; therefore, comparative results have not been presented.

The Company's retained deficit at December 31, 1996 is primarily attributable to special compensation and consulting charges totaling $23.4 million related to valuing stock issued to founders, management and advisors of the Company, in October and December of 1996, at the initial public offering price. The overall impact of these charges was to increase additional paid-in capital by a total of $23.4 million and to increase the retained deficit by $23.4 million. There was no net effect on stockholders' equity.

LIQUIDITY AND CAPITAL RESOURCES

A part of the Company's business strategy is to encourage Affiliated Practices to offer more affordable payment plans to patients. The Company does not expect the affordable payment plans, or any potential increase in bad debt expense resulting from these plans, to have any significant negative impact on the working capital or liquidity of the Affiliated Practices. Moreover, the Company believes the Founding Affiliated Practices have the financial wherewithal to sustain any negative impact that may result from these payment plans. Therefore, Apple does not anticipate that the offering by the Affiliated Practices of more affordable payment plans will impair the Company's ability to collect management service revenues from the Affiliated Practices.

The Company anticipates making routine capital expenditures for the Founding Affiliated Practices during the remainder of 1997 of approximately $2.0 million to fund, among other things, the development of satellite offices. The average cost of developing a satellite office (which may vary by geographic market) is estimated to be approximately $250,000, including initial working capital requirements. The Service Agreements provide for advances by the Company to the Founding Affiliated Practices for working capital requirements (including any deficits in cash flows of Founding Affiliated Practices resulting from, among other things, development of satellite offices) and other purposes. Such loans will generally bear interest at prime plus one percent and will be repayable over varying periods of time not to exceed five years. It is anticipated that the foregoing capital expenditures will be funded from the Company's cash flow from operations and borrowings under its revolving credit facility. The Company also expects to make acquisitions of additional orthodontic practices during 1997 that will involve the use of cash and Common Stock.

On July 28, 1997, the Company entered into a three-year, $15 million revolving credit facility with Chase Manhattan Bank. Advances under this facility bear interest, at the Company's option, at prime rate or LIBOR, in each case plus a margin which is calculated based upon the Company's ratio of indebtedness to cash flow.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings of the Company, see Form 10-Q filed with the SEC for the quarterly period ended March 31, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

      None

  (b) Reports on Form 8-K

      None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Apple Orthodontix, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    APPLE ORTHODONTIX, INC.

Dated:  August 13, 1997             /s/ MICHAEL W. HARLAN
                                    ----------------------
                                    By: Michael W. Harlan
                                        Vice President - Chief Financial Officer