Form 10-Q
period 1997-09-30
APPLE ORTHODONTIX INC
filed 1997-10-27
CIK 1031176

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR
   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
  FOR THE TRANSITION PERIOD FROM ___________________ TO ____________________

                         COMMISSION FILE NUMBER 1-12977

                            ------------------------

                             APPLE ORTHODONTIX, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                74-2795193
    (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

     2777 ALLEN PARKWAY, SUITE 700
             HOUSTON, TEXAS                               77019
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (713) 852-2500

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Class A Common Stock and Class B Common Stock of the Registrant, par value $.001 per share, outstanding at October 24, 1997 was 8,090,382 and 3,347,084, respectively.

================================================================================

                            APPLE ORTHODONTIX, INC.

                             FORM 10-Q REPORT INDEX

Part I--Financial Information

     Item 1 -- Financial Statements

     Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II--Other Information

     Item 1 -- Legal Proceedings

     Item 6 -- Exhibits and Reports on Form 8-K

Signature

                                      ( i )

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                        SEPTEMBER 30,    DECEMBER 31,
                                            1997             1996
                                        -------------    ------------
                                         (UNAUDITED)
               ASSETS
Current assets:
     Cash and cash equivalents.......    $  3,321,583    $     21,254
     Restricted cash.................       2,134,002         --
     Receivable from orthodontic
      practices, net of allowances of
      $34,111 and $0, respectively...         993,269         --
     Prepaid expenses................         200,048         --
     Deferred income taxes...........         409,594         --
     Other current assets............          60,859         --
                                        -------------    ------------
          Total current assets.......       7,119,355          21,254
Property and equipment, net of
  accumulated depreciation of
  $252,163 and $0, respectively......       4,817,500         --
Receivable from orthodontic
  practices, net of current
  portion............................       1,357,040         --
Deferred issuance costs..............          22,868       1,395,350
Intangibles assets, net of
  accumulated amortization of
  $164,135 and $4,510,
  respectively.......................      26,714,562          44,687
Other assets.........................         751,447         --
                                        -------------    ------------
          Total assets...............    $ 40,782,772    $  1,461,291
                                        =============    ============

           LIABILITIES AND
   STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current maturities of long-term
      debt...........................    $    122,157    $    --
     Accounts payable and accrued
      expenses.......................       3,008,456       1,830,009
     Payable to orthodontic
      practices......................         583,266         --
     Payable to owners of new
      affiliated practices...........       2,712,184         --
     Amounts due to venture capital
      investors......................        --               515,000
                                        -------------    ------------
          Total current
              liabilities............       6,426,063       2,345,009
                                        -------------    ------------
Long-term debt, net of current
  maturities.........................       9,410,482         --
Deferred income taxes................       8,805,227         --
Other long-term obligations..........           9,229         --
                                        -------------    ------------
          Total liabilities..........      24,651,001       2,345,009
                                        -------------    ------------
Stockholders' equity (deficit)
     Class A common stock, $0.001 par
      value, 25,000,000 shares
      authorized, 7,930,799 and 0
      shares issued and
      outstanding....................           7,931         --
     Class B common stock, $0.001 par
      value, 4,106,852 shares
      authorized, 3,347,084 and
      3,347,084 shares issued and
      outstanding....................           3,347           3,347
     Additional paid-in capital......      39,808,286      23,422,313
     Warrants........................         777,106         --
     Retained deficit................     (24,464,899)    (24,309,378)
                                        -------------    ------------
          Total stockholders' equity
              (deficit)..............      16,131,771        (883,718)
                                        -------------    ------------
          Total liabilities and
              stockholders' equity
              (deficit)..............    $ 40,782,772    $  1,461,291
                                        =============    ============

   The accompanying notes are an integral part of these financial statements.

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              NINE MONTHS                 THREE MONTHS
                                          ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                       --------------------------  ---------------------------
                                           1997          1996          1997           1996
                                       ------------  ------------  -------------  ------------
Service fee revenues.................  $  9,165,610  $    --       $   7,479,653  $    --
Costs and expenses:
     Salaries and benefits...........     4,543,875       160,566      3,093,490       160,566
     Orthodontic supplies............     1,197,506       --             997,513       --
     Rent............................     1,213,714       --             786,418       --
     Advertising and marketing.......       153,421       --             145,716       --
     General and administrative......     1,856,154         9,319      1,241,039         9,319
     Depreciation and amortization...       411,788         2,510        341,482         2,510
                                       ------------  ------------  -------------  ------------
          Total costs and expenses...     9,376,458       172,395      6,605,658       172,395
                                       ------------  ------------  -------------  ------------
          Operating income (loss)....      (210,848)     (172,395)       873,995      (172,395)
Interest expense.....................       147,995       --             141,312       --
Interest income......................      (104,844)      --             (91,252)      --
Other expense (income), net..........        (3,158)      --              (3,102)      --
                                       ------------  ------------  -------------  ------------
          Income (loss) before income
            taxes....................      (250,841)     (172,395)       827,037      (172,395)
Income tax (benefit).................       (95,320)      --             314,274       --
                                       ------------  ------------  -------------  ------------
          Net income (loss)..........  $   (155,521) $   (172,395) $     512,763  $   (172,395)
                                       ============  ============  =============  ============
Net income (loss) per common and
  common equivalent share............  $      (0.02) $      (0.05) $        0.05  $      (0.05)
                                       ============  ============  =============  ============
Number of shares used in calculating
  net loss per common and common
  equivalent share...................     6,965,078     3,347,084     11,205,045     3,347,084
                                       ============  ============  =============  ============

   The accompanying notes are an integral part of these financial statements.

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)

                                            CLASS A AND B                                                       TOTAL
                                             COMMON STOCK         ADDITIONAL                                STOCKHOLDERS'
                                       ------------------------     PAID-IN                    RETAINED        EQUITY
                                          SHARES       AMOUNT       CAPITAL      WARRANTS      DEFICIT        (DEFICIT)
                                       -------------  ---------  -------------  ----------  --------------  -------------
BALANCE, December 31, 1996...........      3,347,084  $   3,347  $  23,422,313  $   --      $  (24,309,378) $    (883,718)
     Issuance of common stock to
       public........................      2,702,500      2,703     12,304,756      --            --           12,307,459
     Transfers of certain assets and
       liabilities by founders.......      3,682,554      3,683        476,134      --                            479,817
     Special dividend to founders....       --           --         (6,544,424)     --            --           (6,544,424)
     Issuance of warrant.............       --           --           (777,106)    777,106        --             --
     Issuance of stock to new
       affiliated practices..........      1,541,459      1,541     10,691,717      --            --           10,693,258
     Issuances of options to non-
       employees.....................       --           --            204,899      --            --              204,899
     Net loss........................       --           --           --            --            (155,521)      (155,521)
     Other...........................          4,286          4         29,997      --            --               30,001
                                       -------------  ---------  -------------  ----------  --------------  -------------
BALANCE, September 30, 1997..........     11,277,883  $  11,278  $  39,808,286  $  777,106  $  (24,464,899) $  16,131,771
                                       =============  =========  =============  ==========  ==============  =============

   The accompanying notes are an integral part of these financial statements.

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                              NINE MONTHS
                                          ENDED SEPTEMBER 30,
                                       --------------------------
                                           1997          1996
                                       -------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss........................  $    (155,521) $  (172,395)
     Adjustments to reconcile net
      loss to net cash used in
      operating activities:
          Depreciation and
            amortization.............        411,788        2,510
          Deferred income tax
            benefit..................        (95,320)     --
          Provision for doubtful
            accounts.................         34,111      --
     Changes in assets and
      liabilities, excluding effects
      of affiliations:
          Receivable from orthodontic
            practices................       (930,584)     --
          Prepaid expenses...........       (190,061)     --
          Other assets...............         70,469      --
          Payables and other accrued
            liabilities..............     (1,183,120)      84,370
                                       -------------  -----------
               Net cash used in
                  operating
                  activities.........     (2,038,238)     (85,515)
                                       -------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and
      equipment......................     (2,327,047)     --
     Payments for new affiliated
      practices......................     (3,689,055)     --
     Payment into escrow for a new
      affiliated practice............     (2,134,002)     --
     Advances to affiliates..........     (1,493,793)     --
     Repayment of advances by
      affiliates.....................         48,985      --
                                       -------------  -----------
               Net cash used in
                  investing
                  activities.........     (9,594,912)     --
                                       -------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuances of
      common stock...................     17,623,276      --
     Cash paid related to common
      stock issuance costs...........     (4,951,928)     (94,903)
     Special dividend to founders....     (6,544,424)     --
     Proceeds from borrowings........     11,434,130      180,418
     Repayments of borrowings........     (2,627,575)     --
                                       -------------  -----------
               Net cash provided by
                  financing
                  activities.........     14,933,479       85,515
                                       -------------  -----------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS........................      3,300,329      --
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD................         21,254      --
                                       -------------  -----------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD.............................  $   3,321,583  $   --
                                       =============  ===========

   The accompanying notes are an integral part of these financial statements.

                            APPLE ORTHODONTIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  ORGANIZATION AND BASIS OF PRESENTATION

     Apple Orthodontix, Inc. ("Apple" or the "Company") was founded in July 1996 to provide practice management services to orthodontic practices in the United States and Canada. On May 29, 1997, Apple acquired simultaneously with the closing of its initial public offering (the "IPO") of its class A common stock, par value $.001 per share (the "Common Stock"), substantially all of the tangible and intangible assets, and assumed the liabilities, of 31 orthodontic practices (collectively, the "Founding Affiliated Practices") in exchange for 3,682,554 shares of Common Stock and $6.5 million in cash. The net proceeds of the 2,702,500 shares of Common Stock issued in the IPO (after deducting the underwriting discounts and commissions) were $17.6 million. Total related offering costs were $5.3 million. The acquisitions of the Founding Affiliated Practices have been accounted for in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 48. Accordingly, the assets acquired and liabilities assumed were recorded at their historical values.

     Apple has subsequently acquired the assets and assumed the liabilities of additional practices (the "New Orthodontist Affiliations"). The New
Orthodontist Affiliations together with the Founding Affiliated Practices are collectively referred to as the "Affiliated Practices." The acquisitions of assets and liabilities of the New Orthodontist Affiliations are accounted for by allocating the value of the consideration paid by Apple to the assets acquired, net of liabilities assumed, including intangible assets. As a result of this allocation process, the Company records a significant portion of the consideration as a service fee intangible.

     The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading. The financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim period ended September 30, 1997.

     Operating results for interim periods are not necessarily indicative of the results for full years. Operating results for the nine- and three-month periods ended September 30, 1996 represent results for the period from inception (July 15, 1996) through September 30, 1996. It is suggested that these consolidated financial statements be read in conjunction with the financial statements of Apple and management's discussion and analysis related thereto.

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

  INTANGIBLE ASSETS, NET

     Intangible assets consist primarily of service fee intangibles which are amortized over the life of the service agreement (ranging from 20 to 40 years) with the respective Affiliated Practice. The Company's management periodically evaluates the realizability of the intangible assets on a practice by practice basis considering such factors as profitability and net cash flow. Should this evaluation result in an assessment

                            APPLE ORTHODONTIX, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

that the value of the intangible asset is overstated, an adjustment will be made in the period that the adjustment is identified. If it is determined that the estimated remaining service period requires revision, that revision will be made on a prospective basis.

  REVENUE RECOGNITION

     The service fees (the "Service Fees") payable to the Company by the Founding Affiliated Practices under their Service Agreements with the Company (the "Service Agreements") vary based on the fair market value, as determined in arm's-length negotiations, for the nature and amount of services provided. Except with respect to Service Agreements providing for the payment of flat fees, the Service Fees earned by the Company are in accordance with the Company's two general types of Service Agreements. The Standard Contract calls for a calculation of the monthly Service Fee based on the total revenues earned by the Founding Affiliated Practices, which is defined by the agreement to represent 24% of the total contract value in the initial month of a patient's treatment with the remainder of the contract balance earned evenly over the balance of the contract term. From total revenues, the practices retain a percentage of the Founding Affiliated Practices' cash collections. There are adjustments to the service fee designed to both provide incentives for the orthodontists to provide efficient patient treatment and to increase the number of patients treated, as well as to ensure that the orthodontists retain a minimum amount for payment of their compensation from their respective practices on a monthly basis. The Alternative Contract is used in California. It is a cost plus fee arrangement, whereby the service fee includes the reimbursement of defined expenses incurred by Apple in the course of providing services to the Founding Affiliated Practice plus a percentage of revenues.

  INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes,"which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The deferred tax asset at September 30, 1997 related to net operating losses of the Company for the nine months ended September 30, 1997.

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

                            APPLE ORTHODONTIX, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.  NEW ORTHODONTIST AFFILIATIONS

     During the period from commencement of operations (June 1, 1997) through September 30, 1997, the Company completed New Orthodontist Affiliations with 12 practices representing 18 orthodontists and 23 office locations. In addition, four orthodontists joined existing Affiliated Practices.

     Total consideration related to the New Orthodontist Affiliations is summarized as follows:

Cash.................................  $   3,689,055
Deferred payments....................      2,712,184
Common stock.........................     10,693,258
                                       -------------
     Total consideration.............  $  17,094,497
                                       =============

     In addition to the above consideration, the Company placed $2.1 million into an escrow account pending the resolution of certain contingencies related to one of the New Orthodontist Affiliations closed during the third quarter of 1997. A favorable resolution of these post-closing contingencies would result in payment of the $2.1 million to the sellers in January 1999. The Company has the right to post a letter of credit in order to have the $2.1 million refunded from escrow to the Company prior to January 1999. The Company expects to post the letter of credit during the fourth quarter of 1997. Upon resolution of these contingencies beyond a reasonable doubt, the Company will record a liability for the consideration and allocate the consideration to the assets to be acquired, primarily intangibles.

     The cost of each of the above New Orthodontist Affiliations has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed, resulting in service fee intangibles of $26.2 million. These allocations may be adjusted to the extent that management becomes aware of additional information within one reporting year of the affiliation date which results in a material change in the amount of any contingency or changes in the estimated fair market value of assets acquired and liabilities assumed.

     Financial data for the year ended December 31, 1996 or their most recently completed fiscal year related to the New Orthodontist Affiliations are summarized as follows:

                                       PATIENT           CASH         OPERATING
                                       REVENUES      COLLECTIONS       EXPENSES
                                      ----------     ------------     ----------
Practices participating under the
  Standard Contract................. $ 4,805,000      $ 4,000,000    $ 3,313,000
Practices participating under the
  Alternative Contract..............   6,882,000        6,757,000      4,160,000
Practices participating under the
  flat fee agreements...............   4,612,000        4,612,000      2,592,000
                                     -----------      -----------    -----------
                                     $16,299,000      $15,369,000    $10,065,000
                                     ===========      ===========    ===========

                            APPLE ORTHODONTIX, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  LONG-TERM DEBT

     Long-term debt consisted of the following at September 30, 1997 and December 31, 1996:

                                        SEPTEMBER 30,    DECEMBER 31,
                                            1997             1996
                                        -------------    ------------
Unsecured revolving credit
  facility...........................    $9,200,000       $  --
Note payable, maturing in June 1999,
  with interest at 9.25%.............       135,106          --
Capitalized lease obligations, due in
  monthly installments through April
  2001, with interest ranging from
  11.8% to 24.7%.....................       197,533          --
                                        -------------    ------------
                                          9,532,639          --
                                        -------------    ------------
     Less: current maturities........       122,157          --
                                        -------------    ------------
     Long-term debt, net of current
     maturities......................    $9,410,482       $  --
                                        =============    ============

     On July 28, 1997, the Company entered into a three-year, $15.0 million revolving credit facility with Texas Commerce Bank. Advances under this facility bear interest, at the Company's option, at prime rate or LIBOR, in each case plus a margin which is calculated based upon the Company's ratio of indebtedness to cashflow.

     The notes payable relate to debts of the Affiliated Practices that were assumed by the Company.

5.  STOCK OPTION PLAN

     As allowed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for awards under its 1997 Stock Compensation Plan under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock options issued with exercise prices greater than or equal to the fair market value at the date of grant. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been reduced to the following pro forma amounts:

                                         NINE MONTHS     THREE MONTHS
                                            ENDED            ENDED
                                        SEPTEMBER 30,    SEPTEMBER 30,
                                            1997             1997
                                        -------------    -------------
Net income (loss)
     As reported.....................     $(155,521)       $ 512,763
                                        =============    =============
     Pro forma.......................     $(249,336)       $ 481,491
                                        =============    =============
Income (loss) per share
     As reported.....................     $   (0.02)       $    0.05
                                        =============    =============
     Pro forma.......................     $   (0.04)       $    0.04
                                        =============    =============

6.  COMBINED PATIENT DATA

     Combined operating data for the Affiliated Practices for the period from commencement of operations (June 1, 1997) through September 30, 1997 is as follows:

                                         PATIENT          CASH
                                         REVENUES      COLLECTIONS
                                        ----------    -------------
Practices participating under the
Standard Contract....................  $ 7,806,542     $  7,058,368
Practices participating under the
Alternative Contract.................    3,412,403        3,093,277
Practices participating under flat
fee agreements.......................    1,552,348        1,552,348
                                       -----------    -------------
                                       $12,771,293     $ 11,703,993
                                       ===========    =============

                            APPLE ORTHODONTIX, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Combined patient receivables of the Affiliated Practices as of September 30, 1997 is as follows:

Patient receivables..................  $   3,099,449
Unbilled patient receivables.........      9,897,645
Patient prepayments..................     (3,720,262)
                                       -------------
       Patient receivables, net of
         prepayments.................  $   9,276,832
                                       =============

7.  PRO FORMA SERVICE FEES

     The pro forma Service Fees for the Company for the twelve months ended December 31, 1996, assuming the service agreements with all Affiliated Practices (including the Founding Affiliated Practices and New Orthodontist Affiliations) had been consummated as of January 1, 1996, are summarized as follows:

Practices participating under the
Standard Contract....................  $  16,295,000
Practices participating under the
Alternative Contract.................      8,901,000
Practices participating under flat
fee agreements.......................      5,123,000
                                       -------------
      Total pro forma Service
        Fees.........................  $  30,319,000
                                       =============

The following information on the pro forma Service Fees for the year ended December 31, 1996 is provided on a regional basis as supplemental information:

                                         HISTORICAL      PRO FORMA
                                          PATIENT         SERVICE
               REGION                     REVENUES         FEES
-------------------------------------   ------------    -----------
California...........................    $ 6,200,000    $ 4,382,000
Western..............................      9,174,000      6,735,000
East Coast...........................      5,392,000      4,094,000
Central..............................      8,403,000      6,143,000
Canada...............................     12,187,000      8,965,000
                                        ------------    -----------
                                         $41,356,000    $30,319,000
                                        ============    ===========

8.  SUBSEQUENT EVENTS

  NEW ORTHODONTIST AFFILIATIONS

     Since September 30, 1997 through October 24, 1997, eight additional orthodontists affiliated with the Company. Five of these orthodontists had established practices, and three agreed to join existing Affiliated Practices. The additional orthodontists in established practices operate seven locations and generated historical patient revenue over the prior twelve months of approximately $2.4 million. Prior patient revenue is not necessarily indicative of the level of revenue that these practices may be expected to generate in the future. Historical patient revenue for the Founding Affiliated Practices was $25.1 million for the twelve months ended December 31, 1996. Total consideration to these new orthodontists consisted of approximately $1.8 million of common stock and $901,769 of cash, assumed debt and deferred purchase price.

  STOCK OFFERING

     On October 27, 1997, the Company announced that it had filed a registration statement with the SEC for a public offering of 3,404,000 shares (including 444,000 shares issuable upon exercise of the Underwriter's over-allotment option) of its Common Stock. Of the total offering, 2,944,000 shares (including the shares subject to the over-allotment option) are being sold by the Company and 460,000 are being sold by certain selling stockholders of the Company ("Selling Stockholders"). The net proceeds to the Company from the offering will be used to repay bank debt, for future affiliations, the development of new offices, future capital expenditures and general corporate purposes. The Company will not receive any of the proceeds from the sale of shares by the Selling Stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION AND ANALYSIS CONTAINS CERTAIN STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. SUCH STATEMENTS ARE ONLY PREDICTIONS AND THE ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK
FACTORS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS PROSPECTUS. THE HISTORICAL RESULTS SET FORTH IN THIS DISCUSSION AND ANALYSIS ARE NOT INDICATIVE OF TRENDS WITH RESPECT TO ANY ACTUAL OR PROJECTED FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS OF THE COMPANY AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS PROSPECTUS.

OVERVIEW

     The Company conducted no significant operations before its IPO in May 1997 when the Company acquired the tangible and intangible assets and liabilities of, and entered into Service Agreements with, the 31 Founding Affiliated Practices. Since that time, through October 24, 1997, the Company has affiliated with an additional 17 practices and 30 orthodontists operating in 30 offices. The Company expects that its future growth will come from (i) implementing a comprehensive practice operating approach designed to drive internal growth of the Affiliated Practices, (ii) entering into Service Agreements with new Affiliated Practices and (iii) developing new orthodontic centers, including satellite offices (branch locations of existing Affiliated Practices), with existing and future Affiliated Practices.

     Through its Service Agreements, the Company provides a full complement of practice management services to Affiliated Practices in return for service fees. The service fees earned by the Company are in accordance with three general types of Service Agreements -- the standard form of the Service Agreement (the "Standard Contract"), the alternative form of the Service Agreement (the "Alternative Contract") and a Service Agreement based upon a flat fee (the
"Flat Fee Contract"). The Standard Contract calls for a calculation of the monthly service fee based on the total patient revenues earned by the Affiliated Practice, which is defined by the agreement to represent 24% of the total contract value in the initial month of a patient's treatment, with the remainder of the contract balance earned evenly over the balance of the contract term. From total patient revenues, the practices retain a percentage of the Affiliated Practices' cash collections.

     The Alternative Contract is used in certain jurisdictions where use of the Standard Contract is not permitted. It is a cost-plus fee arrangement, whereby the service fee includes the reimbursement of defined expenses incurred by Apple in the course of providing services to the Affiliated Practice plus a percentage of revenues. The Flat Fee Contract is based on a flat fee that is subject to adjustment on an annual basis. It is used when local jurisdictions do not allow use of the Standard Contract or the Alternative Contract. The Company believes the fees generated by each of these formulas reflect the fair market value of the services provided and are comparable to the fees earned by other practice management service companies in the respective jurisdictions where these arrangements exist. See "Business -- Service Agreements."

     The expenses incurred by the Company in fulfilling its obligations under the Service Agreements are generally of the same nature as the operating costs and expenses that would have otherwise been incurred by the Affiliated Practices, including salaries, wages and benefits of practice personnel (excluding orthodontists and, in some cases, orthodontic assistants and other professional personnel), orthodontic supplies and office supplies used in administering their clinic practices, the office (general and administrative) expenses of the practices and depreciation and amortization of assets acquired from the existing Affiliated Practices. In addition to the operating costs and expenses discussed above, the Company incurs personnel and administrative expenses in connection with establishing and maintaining a corporate office, which provides management, administrative, marketing and business development services.

     In accordance with Staff Accounting Bulletin ("SAB") No. 48, "Transfers of Nonmonetary Assets by Promoters or Shareholders," published by the Securities and Exchange Commission (the "Commission"), the acquisition of the assets and assumption of certain liabilities for all of the Founding Affiliated Practices has been accounted for by the Company at the transferors' historical cost basis, with the shares of Common Stock issued in those transactions being valued at the historical cost of the nonmonetary assets acquired net of liabilities assumed. The cash consideration paid at closing on May 29, 1997 is reflected as a dividend by Apple to the owners of the Founding Affiliated Practices in the quarter ended June 30, 1997. SAB No. 48 is not applicable to affiliations made by the Company subsequent to the IPO. The Company's subsequent acquisitions of certain of the assets and liabilities of Affiliated Practices has resulted and will continue to result in substantial noncash amortization charges for intangible assets in the Company's statements of operations.

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)

  SERVICE FEE REVENUES

     The Company generated service fee revenues of $7.5 million and $9.2 million for the three- and nine-month periods ended September 30, 1997, respectively. The Company conducted no significant operations through the date of the IPO. Following completion of the IPO and the affiliations with the Founding Affiliated Practices on May 29, 1997, the Company began operations effective June 1, 1997. Therefore, service fee revenues reflect only four months of operations during the nine months ended September 30, 1997 and there were no service fee revenues during the nine months ended September 30, 1996.

  COSTS AND EXPENSES

     The Company incurred costs and expenses of $6.6 million (88.3% of service fee revenues) and $9.4 million (102.3% of service fee revenues) for the three- and nine-month periods ended September 30, 1997, respectively. The Company's costs and expenses consisted primarily of salaries and benefits, orthodontic supplies, rent, advertising and marketing, general and administrative and depreciation and amortization. Costs and expenses of $172,395 for each of the three- and nine-month periods ended September 30, 1996 represented corporate office expenses for the period from inception (July 15, 1996) through September 30, 1996.

  OPERATING INCOME

     The Company generated operating income (loss) of $873,995 and $(210,848) for the three- and nine-month periods ended September 30, 1997, respectively. These operating income (loss) amounts comprised 11.7% and (2.3)%, respectively, of service fee revenues for such periods. The Company generated an operating loss of $172,395 for each of the three- and nine-month periods ended September 30, 1996. As stated above, these results reflect the impact of the Company's Service Agreements only for the period from June 1, 1997 through September 30, 1997 (I.E., the period subsequent to the IPO) for the Founding Affiliated Practices and from the date of affiliation through September 30, 1997 for all subsequent affiliations. General and administrative expenses were incurred during the entire period from inception (July 15, 1996) through May 29, 1997 in connection with the IPO and the affiliation with the Founding Affiliated Practices.

  INTEREST EXPENSE

     Interest expense of $141,312 and $147,995 for the three- and nine-month periods ended September 30, 1997, respectively, reflected the cost of borrowings under the Company's revolving credit facility entered into on July 28, 1997, certain indebtedness of the Founding Affiliated Practices that was assumed by the Company and certain capital lease obligations for computer and office equipment. There was no interest expense incurred during the nine months ended September 30, 1996.

  INTEREST AND OTHER INCOME

     Interest income of $91,252 and $104,844 for the three- and nine-month periods ended September 30, 1997, respectively, reflected interest earned on the Company's net proceeds from the IPO and on notes receivable from certain of the Founding Affiliated Practices. There was no interest income generated during the nine months ended September 30, 1996.

  INCOME TAXES

     The Company generated an income tax provision (benefit) of $314,274 and $(95,320) for the three-and nine-month periods ended September 30, 1997, respectively. The income tax benefit for the nine-month period resulted from net operating losses generated by the Company during the period from January 1, 1997 through May 29, 1997. The Company incurred no income taxes for the nine months ended September 30, 1996.

  NET INCOME (LOSS)

     As a result of the foregoing factors, the Company generated net income
(loss) of $512,763 and $(155,521) for the three- and nine-month periods ended September 30, 1997, respectively, or earnings (loss) per share of $0.05 and $(0.02), respectively. These net income (loss) amounts comprised 6.9% and (1.7)%, respectively, of service fee revenues for such periods.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1996

     The Company conducted no significant operations during 1996. The Company's retained deficit at December 31, 1996 was primarily attributable to compensation and consulting charges totaling $23.4 million related to valuing stock issued to management and advisors of the Company, in October and December of 1996, at the IPO price of $7.00 per share. The overall impact of these charges was to increase additional paid-in capital by a total of $23.4 million and to increase the retained deficit by $23.4 million. There was no net effect on stockholders' equity. The Company also incurred various legal, accounting, travel, personnel and marketing costs during the period from inception (July 15, 1996) through December 31, 1996 in connection with the IPO and the affiliations with the Founding Affiliated Practices.

LIQUIDITY AND CAPITAL RESOURCES

  FINANCING ACTIVITIES

     The Company has financed its capital requirements to date with borrowings from banks and issuances of equity securities. To date, the Company has been able to obtain satisfactory financing for its operations and believes that it will be able to obtain such financing as required in the future. On July 28, 1997, the Company entered into a three-year, $15.0 million revolving credit facility with TCB. Availability under the TCB Facility is tied to the Company's cash flow and liquidity. Advances under the TCB Facility bear interest, at the Company's option, at prime rate or LIBOR, in each case plus a margin which is calculated based upon the Company's ratio of indebtedness to cash flow. At September 30, 1997, the Company had $9.2 million drawn under this facility, bearing interest at the rate of 8.5% per annum.

     Total long-term debt increased from zero at December 31, 1996, to $9.4 million at September 30, 1997. The increase is attributable to borrowings for affiliations with new orthodontic practices, the purchase of property and equipment and general working capital needs. The Company's weighted average cost of indebtedness was 8.7% per annum for the third quarter of 1997.

  WORKING CAPITAL MANAGEMENT

     The Company's strategy in managing its working capital is to maintain sufficient availability under its bank credit facility to finance short-term capital needs in excess of internally generated funds and minimize excess cash on its balance sheet.

     The cash and cash equivalents balance of $3.3 million at September 30, 1997 primarily consisted of borrowings under the Company's revolving credit facility for use as consideration for certain new affiliations completed during the third quarter of 1997. These funds were placed into escrow pending the completion of certain post-closing amendments to the definitive agreements for these transactions. These amendments had not been completed as of September 30, 1997. The Company expects these amendments to be completed and the funds disbursed from the escrow account to the sellers during the fourth quarter of 1997.

     The restricted cash balance of $2.1 million at September 30, 1997 consisted of borrowings under the Company's revolving credit facility which were placed into escrow pending the resolution of certain post-closing contingencies related to a new affiliation completed during the third quarter of 1997. A favorable resolution of these post-closing contingencies would result in payment of the $2.1 million to the sellers in January 1999. The Company has the right to post a letter of credit in order to have the $2.1 million released from escrow to the Company prior to January 1999. The Company expects to post the letter of credit during the fourth quarter of 1997.

  CAPITAL EXPENDITURES

     The Company anticipates making capital expenditures for the Affiliated Practices during the remainder of 1997 of approximately $1.0 million to fund, among other things, the development of new offices. The average cost of developing a new office (which may vary by geographic market) is estimated to be approximately $250,000 to $400,000, including initial working capital requirements. The Service Agreements provide for advances by the Company to the Affiliated Practices for working capital requirements (including any deficits in cash flows of Affiliated Practices resulting from, among other things, development of satellite offices) and other purposes. Such loans bear interest at prime plus one percent and are repayable over varying periods of time not to exceed five years. Total notes receivable from Affiliated Practices were $1.5 million at September 30, 1997. It is anticipated that capital expenditures will be funded from the Company's cash flow from operations, the net proceeds from this Offering and borrowings under the TCB Facility.

  BUSINESS DEVELOPMENT

     The Company's business development program also requires significant amounts of capital. The amount of cash to be used in attracting the affiliation of new Affiliated Practices, particularly the amount to be used in any given period, depends on a number of factors, many of which are beyond the Company's control. The Company anticipates the use of a combination of cash, notes and shares of its Common Stock to fund the cost of additional affiliations. In order to fund such additional affiliations, the Company will use cash flow from operations, net proceeds from this Offering and borrowings under the TCB Facility, and will seek to raise capital through additional bank borrowings and public or private debt or equity issuances. The availability of these capital sources will depend upon prevailing market conditions, interest rates and the then existing financial condition of the Company. During the quarter ended September 30, 1997, the Company spent $8.5 million of cash (including $2.7 million in deferred payments and $2.1 million that has been placed in escrow) and issued 1,541,459 shares of Common Stock in connection with affiliations with new Affiliated Practices.

  AFFORDABLE PAYMENT PLANS

     A part of the Company's business strategy is to encourage Affiliated Practices to offer more affordable payment plans to patients. The Company does not expect the affordable payment plans, or any potential increase in bad debt expense resulting from these plans, to have any significant negative impact on the working capital or liquidity of the Affiliated Practices. Existing Affiliated Practices using such payment plans have experienced an initial decrease in working capital; however, the Company believes that the decrease in working capital generally will be offset by an increase in the number of patients receiving orthodontic treatment because of the combined effect of advertising, offering more affordable payment plans and the use of the Company's practice-building program. Moreover, the Company believes the existing Affiliated Practices have the financial wherewithal to sustain any negative impact that may result from these payment plans. Therefore, Apple does not anticipate that the offering by the Affiliated Practices of more affordable payment plans will impair the Company's ability to collect service fees from the Affiliated Practices.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

     On December 10, 1996, Orthodontic Centers of America, Inc. ("OCA") filed a complaint in the United States District Court for the Eastern District of Louisiana against Apple, Dr. Vondrak, John G. Vondrak, P.C. and JGVAOI, alleging, among other things, misappropriation of trade secrets and certain breaches of a confidentiality agreement executed by Dr. Vondrak, on behalf of John Vondrak, P.C., in favor of OCA. While Apple is not a party to the confidentiality agreement, OCA alleged that the Company should be bound by its terms as a result of the relationship between Dr. Vondrak and Apple (specifically, OCA alleged that Dr. Vondrak and Apple are alter egos and, alternatively, that Dr. Vondrak was acting as Apple's agent when he executed the confidentiality agreement). OCA's complaint stated that OCA was seeking monetary damages in excess of $75,000. In August 1997, the court dismissed OCA's claims without prejudice on the grounds that the court lacked jurisdiction. There can be no assurance that OCA will not seek to overturn the court's decision or file a similar suit in another jurisdiction.

     In August 1997, Apple filed a declaratory judgment action in the District Court of Harris County, Texas (164th Judicial District) seeking a finding by the court that neither Apple nor Dr. Vondrak has violated the terms of the confidentiality agreement, otherwise used confidential information supplied by OCA or unfairly competed against OCA. This lawsuit is still pending, and Apple cannot predict whether it will succeed in obtaining the declarations sought from the court or, if it is not successful, what effect this may have on Apple.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          None

                                   SIGNATURE

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT, APPLE ORTHODONTIX, INC., HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            APPLE ORTHODONTIX, INC.

                                            By /s/ MICHAEL W. HARLAN
                                                   Michael W. Harlan
                                                   Vice President -- Chief
                                                   Financial Officer

Dated: October 27, 1997