Form 10-K405
period 1997-12-31
APPLE ORTHODONTIX INC
filed 1998-03-31
CIK 1031176

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                      Commission file number:  001-12977

                            APPLE ORTHODONTIX, INC.
            (Exact name of registrant as specified in its charter)

            DELAWARE                                   74-2795193
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

                          2777 ALLEN PARKWAY, SUITE 700
                              HOUSTON, TEXAS 77019
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (713) 852-2500
           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
              Title of each class                         on which registered
              -------------------                        ---------------------
CLASS A COMMON STOCK, $.001 PAR VALUE PER SHARE         AMERICAN STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      At March 25, 1998, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $121,492,575 based on the closing price of such stock on such date of $12 1/2.

      At March 25, 1998, the number of shares outstanding of registrant's Class A Common Stock was 10,129,991.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's 1998 Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

                                TABLE OF CONTENTS

PART I.........................................................................1
      Items 1 and 2. Business and Properties...................................1
      Item 3.  Legal Proceedings..............................................11
      Item 4.  Submission of Matters to a Vote of Security Holders............12

PART II.......................................................................14

      Item 5.  Market for Registrant's Common Stock and Related
                 Shareholder Matters..........................................14
      Item 6.  Selected Financial Data........................................15
      Item 7.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................18
      Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....22
      Item 8.  Financial Statements and Supplementary Data....................22
      Item 9.  Changes In and Disagreements With Accountants on Accounting
                 and Financial Disclosure.....................................34

PART III......................................................................35

      Item 10. Directors and Executive Officers of the Registrant.............35
      Item 11. Executive Compensation.........................................35
      Item 12. Security Ownership of Certain Beneficial Owners
                 and Management...............................................35
      Item 13. Certain Relationships and Related Party Transactions...........35

PART IV.......................................................................36

      Item 14. Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K..........................................36

                          FORWARD LOOKING STATEMENTS

      This Annual Report on Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts, included in this Annual Report on Form 10-K that address activities, events or developments that the Company expects, projects, believes or anticipates will or may occur in the future, including such matters as business strategy, plans and objectives of management of the Company for future operations and future industry conditions are forward-looking statements. These statements are based on certain assumptions and analyses made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed herein, general economic and business conditions, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

OVERVIEW

      Apple Orthodontix, Inc., a Delaware corporation (the "Company"), provides practice management services (which exclude the management and delivery of orthodontic services) to orthodontic practices in the United States and Canada. The Company offers the orthodontic practices with which it has affiliated (the "Affiliated Practices") a full range of such services designed to facilitate the delivery of high-quality, affordable orthodontic treatment to consumers. The Company's Affiliated Practices benefit from the Company's practice operating approach designed to (i) stimulate demand in their local markets by increasing consumer awareness of the benefits, availability and affordability of orthodontic treatment, (ii) improve the productivity and profitability of their practices and (iii) leverage the benefits of orthodontist affiliation by providing basic services that include clinical and financial information management, access to capital and sophisticated technology, group purchasing and comprehensive marketing techniques. The Company seeks to grow through affiliations with additional orthodontic practices and the development of new offices that complement geographic areas served by the Affiliated Practices. The Company earns revenue by providing management, administrative, development and other services to its Affiliated Practices.

      In connection with its initial public offering ("IPO") in May 1997, the Company acquired substantially all the tangible and intangible assets and assumed certain liabilities of, and began providing long-term management services to, 31 orthodontists operating in 58 offices located in 13 states in the United States and in Alberta, Canada (the "Founding Affiliated Practices"). During 1997, the Company affiliated with an additional 20 practices with aggregate historical gross patient revenues of $23.2 million for their most recently completed fiscal year. As of December 31, 1997, the Company provided services to 51 orthodontic practices representing 66 orthodontists operating in 15 states in the United States and three provinces in Canada.

      Affiliated Practices are selected based on a variety of factors, including the competitive and financial strengths and historical growth of their practices and the potential for future growth in their markets. The Company also considers the local and national reputations of the Affiliated Practices within the orthodontic services industry, their ability to manage multi-location practices providing high levels of quality care and their desire to grow and improve the operating efficiency of their respective practices. The Company selects its Affiliated Practices based on the recommendations of its affiliated orthodontists and management's extensive experience with orthodontic practices in the United States and Canada.

INDUSTRY

      OVERVIEW. The orthodontic services industry is highly fragmented, with over 90% of the approximately 9,000 orthodontists in the United States operating as sole practitioners and approximately 3% being affiliated with public orthodontic practice management companies. The industry currently generates approximately $3.5 billion in annual gross revenues, which have grown steadily at an average rate of 7.5% per year in recent years. Seventy percent of orthodontic services are performed on a private pay, fee-for-service basis, 25% are covered by traditional dental insurance (generally with a 50% or greater copayment by the patient), and less than 5% are reimbursed from managed care payor sources due to the elective nature of the service. Most orthodontic practices (including all the existing Affiliated Practices) do not accept payment by Medicare or Medicaid. According to the most recent statistics available from studies by the Journal of Clinical Orthodontists ("JCO"), the median orthodontic practice in the United States generated $518,800 in revenues, started 180 new cases and experienced a case acceptance rate of 67% in 1996.

      Orthodontic treatments are principally provided by orthodontists who have completed two years of post-graduate studies following graduation from dental school. The number of orthodontists in the United States has grown slowly since 1990, which the Company believes can be attributed to the limited number of schools offering post-graduate orthodontic programs and the small class size at each of those schools. In addition to orthodontists, a number of dentists provide various orthodontic services. The industry information set forth herein does not include orthodontic treatments provided by dentists.

      The table below summarizes certain information from the 1997 JCO Orthodontic Practice Study (the "1997 JCO Study") (the most recent available with respect to average fee per case) concerning the United States orthodontic services industry for each of the years presented:

                               1990         1991         1992         1993         1994         1995
                            ----------   ----------   ----------   ----------   ----------   ----------
Number of orthodontists .        8,720        8,760        8,856        8,958        9,060        9,115
Number of new cases .....    1,308,000    1,314,000    1,416,690    1,478,070    1,540,200    1,640,700
Average fee per case ....   $    3,050   $    3,221   $    3,401   $    3,447   $    3,492   $    3,645

      THE TRADITIONAL ORTHODONTIC PRACTICE. The traditional orthodontic practice typically involves a single orthodontist, practicing at one primary location or with an average of less than one satellite office, with a small number of orthodontic assistants and business office personnel and, in some cases, an orthodontic associate. On an individual practice basis, the 1997 JCO Study reported median annual revenues of $518,800 and median operating income of $224,000 in 1996. Median overhead as a percentage of revenues was 55%, resulting in a 42% median operating margin before orthodontist compensation, interest and taxes. Median down payments were equal to approximately 25% of the total treatment cost. In 1996, median case starts and active treatment cases were 180 and 400 per practice, respectively, and the median case acceptance rate was 67%. In the traditional practice, the orthodontist manages all business aspects of the practice; the use of third-party management services is not typical.

      The 1997 JCO Study reports that individual practices, on average, generated over one-half of their referrals from dentists and less than 8% of the practices utilized commercial advertising (and 1.8% utilized television advertising). According to the 1997 JCO Study, orthodontists believed they had the ability to increase case starts by 28%, but the median case starts have not increased significantly since 1981, the first year of data presented in the study.

THE APPLE ORTHODONTIX APPROACH

      The Company believes the traditional orthodontic practice is inefficient and administratively burdensome to orthodontists and can be financially burdensome to patients, who traditionally pay approximately 25% of the total contract amount as a down payment.

The Company has developed a comprehensive operating strategy designed to improve efficiency, increase the number of new case starts and active cases handled by each orthodontist and relieve orthodontists associated with Affiliated Practices of time-consuming administrative responsibilities. As part of its practice operating approach, the Company assists its Affiliated Practices in developing and implementing payment programs designed to make orthodontic services more affordable to prospective patients, thereby making their services available to a larger segment of the population in their respective markets. The Company also assists the Affiliated Practices in developing satellite offices to expand the scope of the geographic areas they serve.

        The Company believes its approach provides benefits to orthodontists who choose to affiliate with it by providing opportunities to: (i) drive internal growth by implementing the Company's operating strategy; (ii) share in the increased profitability resulting from internal growth; (iii) lower costs through economies of scale; (iv) participate in a cost-effective national advertising program; (v) focus on patient care; and (vi) enhance liquidity and diversification.

OPERATING STRATEGY

        Through its practice operating approach, the Company seeks to stimulate increased productivity and internal growth in its Affiliated Practices. To accomplish this objective, the Company has developed an operating approach consisting primarily of (i) implementing practice-building and external marketing programs designed to generate new case starts through increased referrals from existing and former patients and the use of multimedia advertising to stimulate demand for treatment services, (ii) offering more affordable payment plans to patients to broaden the market for orthodontic services, (iii) increasing the operating efficiency of the Affiliated Practices by relieving the orthodontists from various time-consuming administrative responsibilities and realizing economies of scale, (iv) providing a systems-oriented approach to training and education of clinic personnel to improve communications with patients and prospective patients and increase productivity, (v) developing satellite offices to expand the geographic markets served by Affiliated Practices and (vi) utilizing customized management information systems to provide detailed financial and operating data and related analyses to Affiliated Practices and management. The Company believes that its approach has resulted in local market expansion, increased new case starts and practice profitability, increased orthodontist productivity and heightened patient satisfaction in its existing Affiliated Practices.

      Over time, the Company plans to implement a regional management structure aligned with the locations of its Affiliated Practices. The Company believes a regional structure will allow it to respond to the management and operational issues within a particular region in a more timely and focused manner. In addition, a regional structure will allow management to compare the operating results of its Affiliated Practices to regularly published regional industry statistics.

EXPANSION STRATEGY

      The Company is pursuing an aggressive expansion strategy designed to strengthen its position in its current markets and expand its network of existing Affiliated Practices into markets it does not currently serve. The Company believes that, because of the highly fragmented nature of the industry, there are numerous orthodontic practices that are attractive candidates to become Affiliated Practices. The Company focuses on candidates that have favorable reputations in their local markets and the desire to implement the Company's practice operating approach. The Company leverages the reputations and relationships of the orthodontists associated with the existing Affiliated Practices to identify and develop candidates to become future Affiliated Practices. Many of these orthodontists hold, or have previously held, leadership roles in various state, regional and national associations or are affiliated with or teach at graduate orthodontic programs at dental schools. The Company believes the visibility and reputation of these individuals, combined with the acquisition experience of management, provides the Company with certain advantages in identifying, negotiating and consummating future affiliations. As consideration for future affiliations, the Company intends to use various combinations of its Class A Common Stock, par value $.001 per share (the "Common Stock"), cash and notes. The Company anticipates that the agreements entered into in connection with its future affiliations will contractually restrict the resale of all or a portion of the shares issued in those transactions for varying periods of time.

      The Company is developing new offices within selected markets served by the existing Affiliated Practices. The Company believes that the new offices will increase the geographic area served by the existing Affiliated Practices, thereby increasing the potential market and leveraging the advertising budget of the existing Affiliated Practices. The Company expects that these offices generally will be located in high traffic areas.

      Satellite offices (branch locations of existing Affiliated Practices) developed by the Company generally will be staffed on a part-time basis by an orthodontist from an Affiliated Practice. The Company's other new offices generally will be staffed on a full-time basis by a newly recruited orthodontist. The average cost of developing a new office varies by geographic market and the square footage of the office and is estimated to range from $250,000 to $400,000, including initial working capital requirements. The Company provides management services and capital to develop these new offices. The Company is responsible for selecting the site, negotiating the lease, designing the office layout and furnishing the new office. The Company also assists the Affiliated Practices in recruiting orthodontists and support staff for these new offices, which generally will be open full-time.

      The success of the Company's expansion strategy depends on a number of factors, including the Company's ability to (i) identify attractive candidates to become Affiliated Practices, (ii) affiliate with Affiliated Practices on favorable terms, (iii) adapt the Company's structure to comply with present or future legal requirements affecting the Company's arrangements with Affiliated Practices and comply with regulatory and licensing requirements applicable to orthodontists and facilities operated and services offered by orthodontists,
(iv) expand the Company's infrastructure and management to accommodate expansion and (v) obtain suitable financing to facilitate its expansion program. Identifying candidates to become Affiliated Practices and proposing, negotiating and implementing advantageous affiliations with such groups can be a lengthy, complex and costly process. There can be no assurance that the Company's expansion strategy will be successful, that modifications to the Company's strategy will not be required, that the Company will be able to provide services effectively and enhance the profitability of additional Affiliated Practices or that the Company will be able to obtain adequate financing on reasonable terms to support its expansion program. Furthermore, using shares of Common Stock as consideration for (or in order to provide financing for) future affiliations could result in significant dilution to then-existing stockholders. In addition, future affiliations accounted for as purchases may result in substantial noncash amortization charges for intangible assets in the Company's statements of operations.

      The Company was incorporated in July 1996 and conducted no operations before its IPO in May 1997 other than in connection with the IPO and affiliation with the Founding Affiliated Practices. Although each of the existing Affiliated Practices operated independently before affiliation with the Company, the Company has a limited combined operating history. As a result, there can be no assurance that the process of integrating the management and administrative functions of the Affiliated Practices will be successful or that the Company's management will be able to effectively or profitably manage these operations or successfully implement the Company's operating or expansion strategies. Failure by the Company to successfully implement its operating or expansion strategies would have a material adverse effect on the Company's business, financial condition and results of operations.

SERVICES AND OPERATIONS

      The Company generally provides services with respect to all aspects of the operations of its Affiliated Practices other than the provision of orthodontic treatment. Except in Canada, the Company employs all business personnel at the offices of the Affiliated Practices and, where permitted by applicable law and governmental regulations, also employs the orthodontic assistants.

      ADMINISTRATIVE. The Company earns revenue by providing services to the Affiliated Practices, including staffing, education and training, billing and collections, cash management, group purchasing, inventory management, payroll processing, employee benefits administration, advertising production and other marketing support, patient scheduling, financial reporting and analysis, productivity reporting and analysis, associate recruiting and support for acquisitions, new site development and other capital requirements. The Company believes the orthodontists at the Affiliated Practices benefit from the support provided by the Company and that these services substantially reduce the amount of time the orthodontists are required to spend on administrative matters, thereby enabling them to dedicate more time to the growth of their professional practices. Through economies of scale, the Company is able to provide these services at a lower cost than could be obtained by any of the Affiliated Practices individually. In addition, because of its size and purchasing power, the Company has been able to negotiate discounts on, among other things, orthodontic and office supplies, health and malpractice insurance and equipment. The Company does not employ orthodontists or control the practice of orthodontics by the orthodontists employed the Affiliated Practices, and its services revenue generally depends on revenue generated by the Affiliated Practices. In some cases, the fees are based on the costs and expenses the Company incurs in connection with providing services. The profitability of the Affiliated Practices, as well as the performance of the individual orthodontists employed by the Affiliated Practices, affect the Company's profitability.

      PRACTICE-BUILDING PROGRAM. The Company believes patient satisfaction levels, practice productivity and profitability can be substantially enhanced through a consistent training program emphasizing practice-building techniques. The Company implements programs designed to generate growth in case starts by increasing (i) referrals from existing and former patients and (ii) case acceptance rates. These programs include a full complement of training, operating and monitoring techniques emphasizing improvements in communications with patients and patient satisfaction levels in all facets of operations, including initial telephone contacts with prospective patients, initial consultations and case presentations and written or telephonic follow-ups after office visits. The Company's programs are designed to result in clear, concise and consistent communications between the patient and the orthodontist and his or her staff. The Company believes that these programs have a positive effect on the patients' experience and therefore positively affect the number of patient referrals and case acceptance rates of Affiliated Practices.

      EXTERNAL MARKETING. The Company and its Affiliated Practices utilize multimedia advertising in certain local markets to stimulate demand for orthodontic treatment and promote name recognition for the Company and the Affiliated Practices. The general public traditionally has had little information about the availability of orthodontic services or orthodontic fees prior to an initial consultation with an orthodontist. The advertisements address the two primary barriers to receiving orthodontic treatment, availability and affordability, by focusing on the availability of orthodontic services and the more affordable payment plans offered by the Affiliated Practices. The advertisements also stress the quality of care available at the Affiliated Practices and the advantages of receiving orthodontic treatment from a professionally trained orthodontist as opposed to a general dentist. The advertisements also promote a toll-free number for ease of scheduling an appointment with the local Affiliated Practice.

      Generally, it is anticipated that an Affiliated Practice will spend an amount equal to between 5% and 7% of its net revenues for advertising and marketing, which the Company believes is significantly higher than the industry average for traditional orthodontic practices. The Company is responsible for subcontracting the production of all broadcast advertising, which is tailored to meet local requirements. The frequency and airing times for any television advertisements are determined by regional media consultants retained by the Company and the Affiliated Practice in order to optimize penetration to target market segments.

      AFFORDABLE PAYMENT PLANS. Orthodontic services primarily involve private pay, fee-for-service treatments. As part of its overall marketing strategy for the Affiliated Practices, the Company encourages the Affiliated Practices to make orthodontic services available to a larger portion of the population in their respective markets by offering more affordable payment plans. Many of the existing Affiliated Practices have historically received a down payment equal to 25% of the total cost of services, with the remaining amount paid equally over the term of treatment. The typical payment plan recommended by the Company consists of a modest initial down payment and monthly payments thereafter for the duration of the treatment period, generally between 26 and 34 months. Existing Affiliated Practices using such payment plans have experienced an initial decrease in working capital; however, the Company believes that the decrease in working capital generally will be offset by an increase in the number of patients receiving orthodontic treatment because of the combined effect of advertising, offering more affordable payment plans and the use of the Company's practice-building program. The Company believes that offering more affordable payment plans combined with the use of advertising has resulted in an increase in the number of patients inquiring about orthodontic treatment. The Company also believes that this increase, combined with the use of its internal marketing programs, has resulted in an increase in the number of patients receiving orthodontic treatment at the existing Affiliated Practices.

      TRAINING AND EDUCATION. Staff and practice development programs are an integral part of the Company's operating strategy. The Company believes its programs (i) increase the motivation and overall performance of the staff, (ii) improve the level of patient satisfaction achieved by the Affiliated Practices and (iii) improve the Company's ability to attract and retain qualified personnel, which collectively result in increased referrals from existing and former patients and increased case acceptance rates for the Affiliated Practices. The Company provides each Affiliated Practice with consulting and educational services. These services include a full training program covering all non-orthodontic aspects of the practice and specific training designed for the efficient and effective use of the Company's management information system.

      Specifically, the Company's training program provides each member of the Affiliated Practice, from the receptionist to the orthodontist, with guidelines for addressing questions and concerns of prospective and existing patients, techniques for explaining treatment procedures and length of treatment, parameters for establishing appropriate financial arrangements with each patient and a systematic approach to monitoring the success of each area of training. Training is conducted both at individual clinics and in group sessions and includes proprietary manuals, tapes and role playing activities.

      MANAGEMENT INFORMATION SYSTEM. The Company believes that access to accurate, relevant and timely financial and operating information is a key element to providing practice management services to orthodontic practices. The Company offers a fully integrated financial reporting, productivity measurement and patient management system to each existing Affiliated Practice. This system is designed to increase the productivity of the Affiliated Practices by enabling the Company and the Affiliated Practices to cost-effectively monitor the productivity of the Affiliated Practices, identify problem areas and opportunities for improvement and take corrective action in a timely manner. Productivity measures that are monitored include case acceptance rates, treatment times and case starts. In addition, the management information system facilitates optimization of the orthodontists' time through computerized scheduling and diagnostic and treatment recordkeeping systems. The Company believes this system has improved the productivity of the existing Affiliated Practices that have implemented it through benchmarking programs that identify and help to establish the most efficient operational procedures.

LOCATIONS

      As of December 31, 1997, the Company provided management services in the following locations:

                                                    NUMBER OF
                                      -----------------------------------------
          STATE/PROVINCE              PRACTICES      OFFICES      ORTHODONTISTS
          --------------              ---------      -------      -------------
Alberta...........................        5             6               5
Arizona...........................        2             5               2
British Columbia..................        2             4               2
California........................       11            15              11
Colorado..........................        6            12               6
Connecticut.......................        5             7               6
Georgia...........................        1             1               1
Illinois..........................        1             4               1
Montana...........................        1             3               1
Nevada............................        1             1               2
New Mexico........................        1             2               1
New York..........................        1             2               1
Ontario...........................        3             4               6
Pennsylvania......................        2             4               2
South Carolina                            1             1               1
Texas.............................        5            18              13
Utah..............................        2             5               2
Virginia..........................        1             2               3
                                         --            --              --
                        Totals....       51            96              66
                                         ==            ==              ==

SERVICE AGREEMENTS

      The Company enters into a long-term service agreement ("Service Agreement") with each Affiliated Practice and such practice's orthodontist employees under which the Company is the exclusive administrator of non-orthodontic services relating to the operation of the Affiliated Practice. The following is intended to be a brief summary of the typical form of Service Agreement the Company has entered into and expects to enter into with Affiliated Practices. The actual terms of the various Service Agreements may vary from the description below on a case-by-case basis, depending on negotiations with the individual Affiliated Practices and the requirements of applicable law and governmental regulations.

      The service fees payable to the Company by the Affiliated Practices under the Service Agreements are calculated in accordance with the Company's three general types of Service Agreements -- the standard form of the Service Agreement (the "Standard Contract"), the alternative form of the Service Agreement (the "Alternative Contract") and a Service Agreement based upon a flat fee (the "Flat Fee Contract"). The Standard Contract calls for a calculation of the monthly service fee based on the total revenues earned by the Affiliated Practices, which is defined by the agreement to represent 24% of the total contract value in the initial month of a patient's treatment, with the remainder of the contract balance earned evenly over the balance of the contract term. From total revenues, the Company retains a percentage of the Affiliated Practices' cash collections. The Alternative Contract is used in certain jurisdictions where use of the Standard Contract is not permitted. It is a cost-plus fee arrangement, whereby the service fee includes the reimbursement of defined expenses incurred by the Company in the course of providing services to the Affiliated Practice plus a percentage of revenues. The Flat Fee Contract is based on a flat fee that is subject to adjustment on an annual basis. It is used when local jurisdictions do not allow use of the Standard Contract or the Alternative Contract. The Company believes the fees generated by each of these formulas are reflective of the fair market value of the service provided and are comparable to the fees earned by other management service companies in the respective jurisdictions where these arrangements exist. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview".

      Pursuant to each Service Agreement, the Company, among other matters, (i) acts as the exclusive manager and administrator of non-orthodontist services relating to the operation of the Affiliated Practice, subject to matters reserved to the Affiliated Practice, (ii) administers the billing of patients, insurance companies and other third-party payors and collects on behalf of the Affiliated Practice the fees for professional orthodontic and other services and products rendered or sold by the Affiliated Practice, (iii) provides, as necessary, clerical, accounting, payroll, legal, bookkeeping and computer services and personnel, information management, tax return information, printing, postage and duplication services and transcribing services, (iv) supervises and maintains custody of substantially all files and records, (v) provides facilities, equipment and furnishings for the Affiliated Practice, (vi) prepares, in consultation with the Affiliated Practice, all annual capital and operating budgets, (vii) orders and purchases inventory and supplies as reasonably requested by the Affiliated Practice and (viii) implements, in consultation with the Affiliated Practice, advertising programs.

      Under each Service Agreement, the applicable Affiliated Practice retains the responsibility for, among other things, (i) hiring, compensating and supervising orthodontist employees and other licensed dental professionals, (ii) ensuring that orthodontists have the required licenses, credentials, approvals and other certifications appropriate to the performance of their duties and
(iii) complying with federal and state laws, regulations and ethical standards applicable to the practice of orthodontics. In addition, the Affiliated Practices are exclusively in control of all aspects of the practice of orthodontics and the provision of orthodontic services.

      During the term of the Service Agreement (generally 20 to 40 years) and, subject to certain exceptions and limitations, for a period of two years thereafter, the existing Affiliated Practices have agreed not to compete with the Company or the other Affiliated Practices within a specified geographic area. In addition, each orthodontist employee has agreed, subject to certain exceptions and limitations, not to compete with the Company or the other Affiliated Practices within a specified geographic area until the later of (i) the fifth anniversary date of the Service Agreement or (ii) five years from the date the employee becomes a stockholder of the Affiliated Practice, and for a period of two years after the earlier of his or her termination of employment with the Affiliated Practice or termination of the applicable

Service Agreement. The existing Affiliated Practices also have agreed not to disclose certain confidential and proprietary information relating to the Company and the Affiliated Practices.

      Each Affiliated Practice is responsible for obtaining professional liability insurance for the employees of the Affiliated Practice (which names the Company as an additional insured).

ORTHODONTIST EMPLOYMENT AGREEMENTS

        The revenues of the Affiliated Practices (and, therefore, the success of the Company) are dependent on fees generated by the orthodontists the Affiliated Practices employ. Each Affiliated Practice is a party to an employment agreement with each orthodontist associated with its practice (the "Orthodontist Employment Agreements"). The Orthodontist Employment Agreements are generally for an initial term ranging from five to seven years and continue thereafter on a year-to-year basis until terminated under the terms of the agreements. The Orthodontist Employment Agreements generally provide that the orthodontist will not compete with the Company within a specified geographic area for a period of two years following termination of the agreement. The Company does not employ orthodontists and, where prohibited by applicable law, does not employ orthodontic hygienists or orthodontic assistants. A substantial reduction in the number of orthodontists employed by or associated with the Affiliated Practices could have a material adverse effect on the financial performance of the Company. The ability of the Affiliated Practices to replace existing orthodontists by attracting new orthodontists may be constrained by the limited number of new orthodontists completing post-graduate orthodontic programs each year. In addition, a shortage of available orthodontists with the skills and experience sought by the Company would have a material adverse effect on the Company's expansion opportunities. Failure by the Affiliated Practices to employ a sufficient number of orthodontists (whether by renewals of existing employment agreements or otherwise) would have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

        The Company faces substantial competition from other companies to establish affiliations with additional orthodontic practices. A number of other public and private practice management companies focus on orthodontics, and several companies are pursuing similar strategies in dentistry and other segments of the health care industry. The Company is aware that general dental practice management companies have provided, or intend to provide, orthodontic services and have sought, or intend to seek, to affiliate with or employ orthodontists. Certain of these competitors have greater financial and other resources than the Company. Additional companies with similar objectives may enter the Company's markets and compete with the Company. In addition, the business of providing orthodontic services is highly competitive in each market in which the Company operates. The Affiliated Practices face local competition from other orthodontists, general dentists and pedodontists (dentists specializing in the care of children's teeth), some of whom have more established practices. Dentists are not restricted by law or any governmental authority from providing orthodontic services. The Company believes the increase in recent years in dentists providing orthodontic services has limited the growth of patient case starts performed by orthodontists. There can be no assurance that the Company or the Affiliated Practices will be able to compete effectively, that additional competitors will not enter their markets or that additional competition will not have a material adverse effect on the Company.

EMPLOYEES

      As of December 31, 1997, the Company had 481 employees, of which 40 are employed at the Company's headquarters and 441 are employed at the locations of the existing Affiliated Practices. None of the Company's employees is represented by collective bargaining agreements. The Company has not experienced any work stoppages as a result of labor disputes and the Company considers its employee relations to be good.

      The Company's future performance depends in significant part on the continued service of its senior management, including Dr. Vondrak and other key personnel. There can be no assurance that Dr. Vondrak, the Company's senior management and other key employees will continue to work for the Company. Loss of services of those employees could have a material adverse effect on the Company's business, results of operations and financial condition. The success of the Company's growth strategy also depends on the Company's ability to attract and retain additional high-quality personnel.

INSURANCE

      The Affiliated Practices provide orthodontic services to the public and are exposed to the risks of professional liability and other claims. Such claims, if successful, could result in substantial damage awards to the claimants that may exceed the limits of any applicable insurance coverage. Although the Company does not control the practice of orthodontics by the Affiliated Practices, it could be asserted that the Company should be held liable for malpractice of an orthodontist employed by an Affiliated Practice. Each of the existing Affiliated Practices has undertaken to comply with all applicable regulations and legal requirements, and the Company maintains liability insurance for itself and is named as an additional insured party on the liability insurance policies of the existing Affiliated Practices. The existing Affiliated Practices maintain comprehensive professional liability insurance, generally with limits of not less than $1.0 million per claim and with aggregate policy limits of not less than $3.0 million per orthodontist. The Company expects that it will require future Affiliated Practices to maintain comparable insurance coverage. In the event an Affiliated Practice employs more than one orthodontist, that practice will maintain insurance with a separate limit for claims against that practice in an amount acceptable to the Company. There can be no assurance that a future claim or claims will not be successful or, if successful, will not exceed the limits of available insurance coverage or that such coverage will continue to be available at acceptable costs.

      The Company and the existing Affiliated Practices maintain professional liability insurance coverage on a claims-made basis. Such insurance provides coverage for claims asserted when the policy is in effect regardless of when the events that caused the claim occurred.

GOVERNMENT REGULATION

      The orthodontic services industry in the U.S. and Canada is regulated extensively at both the state, provincial and federal levels. Regulatory oversight includes, but is not limited to, considerations of fee-splitting, corporate practice of orthodontics and state insurance regulation.

      CORPORATE PRACTICE OF ORTHODONTICS; FEE-SPLITTING

      The laws of many states in the U.S. and provinces of Canada prohibit business corporations such as the Company from engaging in the practice of orthodontics or employing orthodontists to practice orthodontics. The specific restrictions against the corporate practice of orthodontics, as well as the interpretation of those restrictions by state regulatory authorities, vary from jurisdiction to jurisdiction. The restrictions are generally designed to prohibit an entity not wholly owned by orthodontists (such as the Company) from controlling the professional assets of an orthodontic practice (such as patient records and payor contracts), employing orthodontists to practice orthodontics (or, in certain jurisdictions, employing dental hygienists or orthodontic assistants), or controlling the content of an orthodontist's advertising or professional practice. The Company does not acquire any professional assets and, as provided in the Service Agreements, does not control the practice of orthodontics or employ orthodontists to practice orthodontics at any of the Affiliated Practices' locations. Moreover, in jurisdictions in which it is prohibited, the Company does not employ orthodontic hygienists or orthodontic assistants. The Company provides management services to the Affiliated Practices, and believes that the fees the Company charges for those services are consistent with the laws and regulations of the jurisdictions in which it operates. Therefore, the Company believes it would not be regarded as "owner," "operator" or "manager" of the Affiliated Practices within the meaning of those terms under applicable orthodontic practice acts and believes that its operations comply with the above-described laws to which it is subject. The laws of many jurisdictions also prohibit orthodontists from sharing professional fees with non-orthodontic entities.

      Dental boards do not generally interpret these prohibitions as preventing a non-orthodontic entity from owning non-professional assets used by an orthodontist in an orthodontic practice or providing management services to an orthodontist for a fee provided that the following conditions are met: (i) a licensed dentist or orthodontist has complete control and custody over the professional assets; (ii) the non-orthodontic entity does not employ or control the orthodontists (or, in some states, orthodontic hygienists or orthodontic assistants); (iii) all orthodontic services are provided by a licensed dentist or orthodontist; and (iv) licensed dentists or orthodontists have control over the manner in which orthodontic care is provided and all decisions affecting the provision of orthodontic care. Applicable laws generally require that the amount of a management fee be reflective of the fair market value of the services provided by the management company and in certain states require that any management fee be a flat fee or cost-plus fee based on the cost of services performed by the Company. In general, the orthodontic practice acts do not address or provide any restrictions concerning the manner in which companies account for revenues from an orthodontic practice, subject to the above-noted restrictions relating to control over the professional activities of the orthodontic practice, ownership of the professional assets of an orthodontic practice and payments for management services.

      There can be no assurance that a review of the Company's business relationships by courts or regulatory authorities will not result in determinations that could prohibit or otherwise adversely affect the operations of the Company or that the regulatory environment will not change, requiring the Company to reorganize or restrict its existing or future operations. The laws regarding fee-splitting and the corporate practice of orthodontics and their interpretation are enforced by regulatory authorities with broad discretion. There can be no assurance that the legality of the Company's business or its relationship with the Affiliated Practices will not be successfully challenged or that the enforceability of the provisions of any Service Agreement will not be limited.

      STATE INSURANCE REGULATION

      Although the Company does not anticipate entering into managed care contracts, there are certain regulatory risks associated with the Company's role in negotiating and administering managed care contracts. The application of state insurance laws to other than various types of fee-for-service arrangements is an unsettled area of law and is subject to interpretation by regulators with broad discretion. As the Company or the Affiliated Practices contract with third-party payors, including self-insured plans, for certain non-fee-for-service basis arrangements, the Company may become subject to state insurance laws. Specifically, in some states, state insurance regulators may determine that the Company or an Affiliated Practice is engaged in the business of insurance because some of the managed care contracts to which an Affiliated Practice may become a party may contain capitation features. In the event that the Company or an Affiliated Practice is determined to be engaged in the business of insurance, it could be required either to seek licensure as an insurance company or to change the form of the relationships with third-party payors and, as a result, the Company's revenues may be adversely affected.

      HEALTH CARE REFORM PROPOSALS

      The U.S. Congress has considered various types of health care reform, including comprehensive revisions to the current health care system. It is uncertain what, if any, legislative proposals will be adopted in the future or what actions federal or state legislatures or third-party payors may take in anticipation of or in response to any health care reform proposals or legislation. Health care reform legislation could have a material adverse effect on the operations of the Company, and changes in the health care industry, such as the growth of managed care organizations and provider networks, may result in lower payment levels for the services of orthodontic practitioners and lower profitability for Affiliated Practices, which would reduce the service fees payable to the Company.

EXTENT OF PROTECTION OF PROPRIETARY RIGHTS

      The Company relies in part on trademark, service mark, trade dress, trade secret, unfair competition and copyright laws to protect its intellectual property rights. There can be no assurance that actions taken by the Company will be adequate to protect its intellectual property rights from misappropriation by others, that the Company's proprietary information will not become known to competitors, that others will not independently develop substantially equivalent or better intellectual properties that do not infringe on the Company's intellectual property rights or that others will not assert rights in, and ownership of, proprietary rights of the Company. Furthermore, the Company's rights to its "APPLE ORTHODONTIX" common law service mark may be limited in market areas where a similar trademark or service mark may already be in use. The Company has not applied for or obtained any registrations of its trademarks or service marks. The Company is aware of several other businesses that utilize an "APPLE" service mark in connection with the provision of general dental services, some of which have obtained federal or state trademark registrations. The Company is aware of one other orthodontic practice in the United States that utilizes a service mark similar to the Company's, which practice is not located in a market where any of the existing Affiliated Practices' offices are located.

ITEM 3. LEGAL PROCEEDINGS

      On December 10, 1996, Orthodontic Centers of America, Inc. ("OCA") filed a complaint in the United States District Court for the Eastern District of Louisiana against the Company, Dr. Vondrak, John G. Vondrak, P.C. and JGVAOI, alleging, among other things, misappropriation of trade secrets and certain breaches of a confidentiality agreement executed by Dr. Vondrak, on behalf of John G. Vondrak, P.C., in favor of OCA. While the Company is not a party to the confidentiality agreement, OCA alleged that the Company should be bound by its terms as a result of the relationship between Dr. Vondrak and the Company (specifically, OCA alleged that Dr. Vondrak and Apple are alter egos and, alternatively, that Dr. Vondrak was acting as the Company's agent when he executed the confidentiality agreement). OCA's complaint stated that OCA was seeking monetary damages in excess of $75,000. In August 1997, the court dismissed OCA's claims without prejudice on the grounds that the court lacked jurisdiction. There can be no assurance that OCA will not seek to overturn the court's decision or file a similar suit in another jurisdiction.

      In August 1997, the Company filed a declaratory judgment action in the District Court of Harris County, Texas (164th Judicial District) seeking a finding by the court that neither the Company nor Dr. Vondrak has violated the terms of the confidentiality agreement, otherwise used confidential information supplied by OCA or unfairly competed against OCA. In October 1997, OCA filed an answer generally denying the Company's allegations, as well as asserting a counterclaim against the Company, JGVAOI, Apple Orthodontix of Texas, Inc., Apple Acquisition of Texas, Inc., Dr. Vondrak, John G. Vondrak, P.C., one of the Founding Affiliated Practices and the orthodontist associated with such practice. OCA's counterclaim alleges, among other things, unfair competition, misappropriation of trade secrets, tortious interference with prospective contractual arrangements and certain breaches of confidentiality agreements executed by each of Dr. Vondrak, on behalf of John G. Vondrak, P.C., and the affiliated orthodontist, on behalf of the Founding Affiliated Practice referred to above, in favor of OCA. While the Company is not a party to these confidentiality agreements, OCA alleged that the Company should be bound by their terms as a result of the relationships between Dr. Vondrak, the affiliated orthodontist and the Company (specifically, OCA alleged that Dr. Vondrak and the Company are alter egos and that the Company and abetted or conspired with Dr. Vondrak and the affiliated orthodontist in their wrongful conduct). OCA's complaint states that it is seeking monetary damages in excess of the minimum jurisdictional limits of the court, punitive damages, injunctive relief, prejudgment interest and attorneys' fees. The Company intends to vigorously defend the claims made by OCA, which the Company believes are without merit. This lawsuit is still pending, and the Company cannot predict whether it will succeed in obtaining the declarations sought from the court or, if it is not successful, what effect this may have on the Company.

        In November 1997, the Company received notice that an acquaintance of Dr. Vondrak, Mr. Donald Rose, was threatening to sue the Company, JGVAOI, Dr. Vondrak and John G. Vondrak, P.C., alleging, among other things, certain breaches of an alleged oral agreement with Dr. Vondrak pursuant to which Dr. Vondrak was to award Mr. Rose 10% of any stock issued to Dr. Vondrak in the IPO in exchange for Mr. Rose's effort to obtain venture capital for the Company. On January 8, 1998, Dr. Vondrak filed a declaratory judgement action in the District Court of Harris County, Texas (269th Judicial District) seeking a finding by the court that Mr. Rose was not entitled to any of Dr. Vondrak's stock or any other remuneration. Mr. Rose has filed a special appearance challenging jurisdiction and a general denial. The Company is not a party to the declaratory judgement action filed by Dr. Vondrak. While the Company was not a party to the alleged oral agreement, Mr. Rose maintains that the Company should be bound by its terms as a result of the relationship between Dr. Vondrak and the Company. Although the Company believes that these allegations are without merit, there can be no assurance that a lawsuit will not be filed and, if filed, that the Company will obtain a successful outcome.

      The Company is not currently a party to any other claims, suits or complaints relating to services and products provided by the Company or the existing Affiliated Practices, although there can be no assurance that such claims will not be asserted against the Company in the future. The Company is subject to certain pending claims as a result of successor liability in connection with its affiliations with existing Affiliated Practices; however, the Company believes that the ultimate resolution of those claims will not have a material adverse effect on the financial position or operating results of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Prior to the closing of the IPO, the stockholders of the Company approved a number of matters during the period covered by this Annual Report on Form 10-K. On April 24, 1997, the stockholders approved by unanimous written consent (i) the amendment and restatement of the Company's Certificate of Incorporation to, among other things, (A) increase the number of authorized shares of capital stock to 39,106,852 shares, consisting of 25,000,000 shares of Class A Common Stock, 4,106,852 shares of Class B Common Stock, par value $.001 per share (the "Class B Stock") and 10,000,000 shares of Preferred Stock, (B) change the par value of Common Stock to $.001 per share and (C) reclassify each outstanding share of Common Stock into 4,012.556913 shares of Class B Stock; and (ii) the adoption of the Company's 1996 Stock Option Plan. On May 18, 1997, the stockholders approved by unanimous written consent a certificate of amendment to the Company's Restated Certificate of Incorporation providing for the reclassification of each issued and outstanding share of Class B Stock into
0.815 shares of Class B Stock.

ITEM S-K 401(b).  EXECUTIVE OFFICERS OF THE REGISTRANT

      Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K.

      The following table sets forth the names, ages (as of March 15, 1998) and positions of the Company's executive officers and key employees:

           NAME             AGE             POSITION
           ----             ---             --------
John G. Vondrak, D.D.S.....  57     Chairman of the Board and Chief Executive
                                      Officer
Robert J. Syverson.........  49     President and Chief Operating Officer

Michael W. Harlan..........  37     Vice President and Chief Financial Officer

H. Steven Walton...........  40     Vice President of Business Development

W. Daniel Cook.............  43     Chief Administrative Officer and a Director

LeeAnn Peniche (1).........  37     Vice President of Training and Marketing
--------------------
(1)   Key Employee.

      The executive officers of the Company are elected annually by the Board of Directors of the Company and serve at the discretion of the Board.

      JOHN G. VONDRAK, D.D.S. is the founder of the Company and has been Chairman of the Board of Directors and Chief Executive Officer of the Company since October 1996 and has served as a director of the Company since July 1996. Dr. Vondrak has been the President and sole shareholder of JGVAOI, one of the Founding Affiliated Practices, for more than the past five years. Dr. Vondrak is a licensed dentist, a graduate of an American Dental Association accredited orthodontic program and maintained a private orthodontic practice for over 24 years. He is a member of the American Association of Orthodontists and the Southwest Society of Orthodontists and has served as President of the New Mexico Orthodontic Society (1979).

      ROBERT J. SYVERSON has been President of the Company since November 1996 and Chief Operating Officer of the Company since October 1996. From July 1996 through October 1996, Mr. Syverson served as a consultant to the Company on operational and financial matters. From February 1979 through April 1996, Mr. Syverson held various executive positions in the finance operations and sales departments of "A" Company Orthodontics, a manufacturer and supplier of orthodontic materials. Positions included Vice President of Finance, Vice President of Operations, Vice President of International Sales and, most recently, Executive Vice President of Sales. "A" Company Orthodontics was an affiliate of Johnson & Johnson from April 1982 through June 1994. Prior thereto, Mr. Syverson held various positions with Coopers & Lybrand as a certified public accountant, where he was a manager from July 1977 through January 1979.

      MICHAEL W. HARLAN has been Vice President and Chief Financial Officer of the Company since March 1997. From December 1996 to February 1997, Mr. Harlan served as a consultant to the Company on financial and accounting matters. From April 1991 through December 1996, Mr. Harlan held various positions in the finance and acquisition departments of Sanifill, Inc., an international environmental services company that was acquired by USA Waste Services, Inc. in 1996. He served as the Treasurer of Sanifill, Inc. beginning in September 1993. While at Sanifill, Inc., Mr. Harlan participated in numerous acquisitions and was actively involved in raising public and private capital. From May 1982 through April 1991, Mr. Harlan held various positions in the tax and corporate financial consulting services division of Arthur Andersen LLP, where he had been a manager since July 1986. Mr. Harlan is a certified public accountant.

      H. STEVEN WALTON has served as Vice President of Business Development since June 1997 and served as Vice President of Acquisitions from March 1997 to June 1997. From June 1994 to February 1997, Mr. Walton served as Vice President--Government Affairs and General Counsel of Sanifill, Inc., which was acquired by USA Waste Services, Inc. in 1996, and then as Vice President of Business Development of USA Waste Services, Inc. Before joining Sanifill, Mr. Walton was Senior Vice President and General Counsel of Catalyst Energy Corporation, an independent power company, and then Of Counsel to the law firm Blackwell, Sanders, Matheny, Weary & Lombardi, Kansas City, Missouri. While at Sanifill, USA Waste Services, Inc. and Catalyst Energy Corporation, Mr. Walton negotiated and closed numerous acquisitions.

      W. DANIEL COOK has served as a director of the Company since October 1996 and as Chief Administrative Officer since February 1997. From December 1996 to January 1997, Mr. Cook served as a consultant to the Company on various legal matters. Prior thereto he was a partner at the law firm of Breard, Raines & Cook, P.L.L.C. (1996 to 1997) and was associated with the law firm of Page, Mannio, Peresich, Dickinson & McDermott, P.L.L.C. (1991 to 1995).

      LEEANN PENICHE has been Vice President of Training and Marketing since June 1997. Prior to that time, she served as Director of Training of the Company beginning in March 1997. From September 1996 to February 1997, Ms. Peniche served as a consultant to the Company on various practice development matters. In July 1989, Ms. Peniche founded Peniche & Associates, Inc., a consulting firm specializing in the development and implementation of practice development techniques for orthodontic practices throughout North America, where she has served as its President from inception to the date of the IPO. From January 1985 until September 1991, Ms. Peniche was on the faculty of Paradigm Practice Management Company, where she specialized in training orthodontists and their staff in practice development activities. Ms. Peniche is a frequent lecturer with the American Association of Orthodontics, the Pacific Coast Orthodontic Society and numerous other private orthodontic societies. Ms. Peniche is a Registered Dental Assistant, specializing in orthodontics.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

      (a) The Company's authorized common stock consists of 25,000,000 shares of Common Stock, par value $.001 per share, and 4,106,852 shares of Class B Stock.

      The Company's Common Stock has been publicly traded on the American Stock Exchange under the symbol AOI since the Company's IPO offering on May 22, 1997. The following table sets forth the quarterly high and low sales prices for the indicated quarter of fiscal 1997:

      QUARTER ENDED                     HIGH        LOW
      -------------                     ----        ---
      June 30, 1997                $  12 15/16  $  7 3/8
      (partial quarter commencing
      May 22, 1997)

      September 30, 1997              16 1/4        9

      December 31, 1997               16 1/16       10

      The Company's Class B Stock is not publicly traded.

        There were approximately 106 shareholders of record (including brokerage firms and other nominees) of the Company's Common Stock as of March 24, 1998. The number of record holders does not bear any relationship to the number of beneficial owners of Common Stock.

      The Company has never paid any cash dividends and does not anticipate paying cash dividends on its Common Stock or Class B Stock in the foreseeable future. The Company currently intends to retain earnings to support operations and finance expansion. In addition, the Company's existing credit facility prohibits the payment of dividends.

      RECENT SALES OF UNREGISTERED SECURITIES

      The following information relates to securities of the Company issued or sold during 1997 which were not registered under the Securities Act:

      In April 1997, each outstanding share of Common Stock was reclassified into 4,012.5569 shares of Class B Stock (the "Stock Split"), which was subsequently readjusted in May 1997 with the net effect of a 3,270-for-one split. The Stock Split and adjustment were exempt from the registration requirements of the Securities Act as they did not involve a "sale," as defined in Section 2(3) of the Securities Act.

        Simultaneously with the completion of its IPO, the Company issued 3,682,554 shares of Common Stock in connection with the acquisitions of the Founding Affiliated Practices. These issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as transactions not involving any public offering.

      Each share of Class B Stock will automatically convert to Common Stock on a share-for-share basis (i) in the event of a disposition of such share of Class B Stock by the holder thereof (excluding dispositions to such holder's affiliates), (ii) in the event any person not affiliated with the Company acquires beneficial ownership of 15% or more of the outstanding shares of capital stock of the Company, (iii) in the event any person not affiliated with the Company offers to acquire beneficial ownership of 15% or more of the outstanding shares of capital stock of the Company, (iv) in the event the holder of such share elects to so convert at any time after the second anniversary of the date of the IPO, (v) on the fifth anniversary of the date of the IPO or (vi) in the event the holders of a majority of the outstanding shares of Common Stock approve such conversion. In addition, the Company may elect to convert any outstanding shares of Class B Stock into shares of Common Stock in the event 80% or more of the outstanding shares of Class B Stock as of the date of the IPO have previously been converted into shares of Common Stock.

      (b) Use of Proceeds.

        The Company's Registration Statement on Form S-1 (Registration No. 333-22785), as amended, with respect to the offering of shares in the IPO was declared effective by the Securities and Exchange Commission (the "Commission") on May 14, 1997. The IPO commenced on May 22, 1997, and has since terminated, resulting in (i) the sale by the Company of 2,350,000 shares of Common Stock on May 22, 1997 and (ii) the sale by the Company of 352,500 shares of Common Stock pursuant to the exercise of the underwriters' over-allotment option on May 27, 1997. The shares sold constituted all the shares of Common Stock covered by the Registration Statement. The managing underwriters for the IPO were Bear, Stearns & Co. Inc. and Equitable Securities Corporation. The aggregate price to the public for the shares sold in the IPO was $18.9 million. The Company incurred total expenses of $6.8 million with respect to the IPO, including $1.3 million in underwriting discounts and commissions paid by the Company and $5.5 million in other expenses. The amount of other expenses is a reasonable estimate of such amount. None of such payments was a direct or indirect payment to directors or officers of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company, other than $3.0 million to repay certain transaction costs advanced by TriCap Funding I, L.L.C and approximately $500,000 in consulting fees paid to TriCap Partners, an affiliate of TriCap Funding I, L.L.C., which was co-owned by Mr. William W. Sherrill, a director of the Company.

        The net proceeds to the Company from the IPO were $12.1 million. The Company used such net proceeds as follows: (i) $6.6 million for a special dividend to the Founding Affiliated Practices and (ii) $5.5 million for affiliations with additional orthodontic practices. None of such payments was a direct or indirect payment to directors or officers of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company, other than approximately $525,000 paid to Dr. John G. Vondrak, Chairman of the Board and Chief Executive Officer of the Company, for the affiliation of Dr. Vondrak's orthodontic practice with the Company and the reimbursement of certain organizational expenses of the Company incurred by such practice.

ITEM 6. SELECTED FINANCIAL DATA

        The information set forth below for the year ended December 31, 1997 and for the period from inception of operations (July 15, 1996) through December 31, 1996 is derived from the audited consolidated financial statements of the Company included elsewhere in this Report. The Company believes that comparison of results for 1997 periods to those for 1996 periods is not meaningful because the Company was effectively not in operation in 1996.

                                                                  PERIOD FROM INCEPTION
                                                 YEAR ENDED      (JULY 15, 1996) THROUGH
                                              DECEMBER 31, 1997     DECEMBER 31, 1996
                                              -----------------     -----------------
                                                       (IN THOUSANDS, EXCEPT
                                                         PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Management service fee revenues (1) ............   $ 19,186            $   --

Costs and expenses (2):
   Salaries and benefits .......................      8,411                 627
   Orthodontic supplies ........................      2,352                --
   Rent ........................................      2,156                  20
   Advertising and marketing ...................        484                --
   General and administrative ..................      3,617                 232
   Depreciation and amortization ...............        943                   5
   Special compensation expense related to .....       --                13,812
      issuance of stock (3)
   Special consulting expense related to .......       --                 9,613
      issuance of stock (3)
                                                   --------            --------
                                                     17,963              24,309
                                                   --------            --------
   Total costs and expenses

Operating income (loss) ........................      1,223             (24,309)
Interest expense ...............................        274                --
Interest and other income ......................       (207)               --
                                                   --------            --------
Income (loss) before income
 tax provision .................................      1,156             (24,309)
Income tax provision ...........................        439                --
                                                   --------            --------
Net income (loss) ..............................   $    717            $(24,309)
                                                   ========            ========
Earnings (loss) per common and
 common equivalent share:
   Basic .......................................   $   0.09            $  (7.24)
   Diluted .....................................       0.09               (7.24)
Weighted average shares outstanding:
   Basic .......................................      8,132               3,359
   Diluted .....................................      8,344               3,359

                                                             DECEMBER 31,
                                                   ----------------------------
                                                     1997                1996
                                                   --------            --------
BALANCE SHEET DATA:
Working capital ................................   $  2,645            $ (2,324)

Total assets ...................................     55,180               1,461
Long-term debt, net of current portion .........        248                --
Stockholders' equity ...........................     35,493                (884)

------------
(1) Reflects management service fees for the Founding Affiliated Practices since June 1, 1997. Management service fees related to affiliations subsequent to the IPO are included from the date of such affiliation.

(2)   Corporate office expenses are included for all periods presented.

(3) Reflects non-recurring charges related to shares issued to management and advisors of the Company in October and December 1996, at $7.00 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is management's discussion and analysis of certain significant factors that have affected certain aspects of the Company's financial position and results of operations during the periods included in the accompanying consolidated financial statements. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto presented elsewhere in this Report.

OVERVIEW

      The Company conducted no significant operations before its IPO in May 1997 when the Company acquired the tangible and intangible assets and liabilities of, and entered into Service Agreements with, the 31 Founding Affiliated Practices. Since that time, through December 31, 1997, the Company has affiliated with an additional 20 practices and 35 orthodontists operating in 39 offices. The Company expects that its future growth will come from (i) implementing a comprehensive practice operating approach designed to drive internal growth of the Affiliated Practices, (ii) entering into Service Agreements with new Affiliated Practices and (iii) developing new orthodontic centers, including satellite offices (branch locations of existing Affiliated Practices), with existing and future Affiliated Practices.

      Through its Service Agreements, the Company provides a full complement of practice management services to Affiliated Practices in return for management service fees. The management service fees earned by the Company are in accordance with three general types of Service Agreements -- the Standard Contract, the Alternative Contract and the Flat Fee Contract. The Standard Contract calls for a calculation of the monthly service fee based on the total patient revenues earned by the Affiliated Practice, which is defined by the agreement to represent 24% of the total contract value in the initial month of a patient's treatment, with the remainder of the contract balance earned evenly over the balance of the contract term. From total patient revenues, the practices retain a percentage of the Affiliated Practices' cash collections.

      The Alternative Contract is used in certain jurisdictions where use of the Standard Contract is not permitted. It is a cost-plus fee arrangement, whereby the service fee includes the reimbursement of defined expenses incurred by the Company in the course of providing services to the Affiliated Practice plus a percentage of revenues. The Flat Fee Contract is based on a flat fee that is subject to adjustment on an annual basis. It is used when local jurisdictions do not allow use of the Standard Contract or the Alternative Contract. The Company believes the fees generated by each of these formulas reflect the fair market value of the services provided and are comparable to the fees earned by other practice management service companies in the respective jurisdictions where these arrangements exist. See "Items 1 and 2. Business and Properties -- Service Agreements."

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

      The Company's results of operations may fluctuate significantly from quarter to quarter or year to year. Results may fluctuate due to a number of factors, including the timing of future affiliations and new office openings, seasonal fluctuations in the demand for orthodontic services and competitive factors. Accordingly, quarterly comparisons of the Company's revenues and operating results should not be relied on as an indication of future performance, and the results of any quarterly period may not be indicative of results to be expected for a full year.

      The securities markets have, from time to time, experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. These fluctuations often substantially affect the market price of a company's common stock. The market prices for securities of physician practice management companies have been, and can in the future be expected to be, particularly volatile. The market price of the Common

Stock may be subject to volatility from quarter to quarter depending on announcements regarding the Affiliated Practices and the Company's ability to open new offices, affiliations by the Company or its competitors, government relations, developments or disputes concerning proprietary rights, changes in health care policy in the United States and Canada, the issuance of stock market analyst reports and recommendations, and economic and other external factors beyond the control of the Company, as well as operating results of the Company and fluctuations in the Company's financial results.

      In accordance with Staff Accounting Bulletin ("SAB") No. 48, "Transfers of Nonmonetary Assets by Promoters or Shareholders," published by the Commission, the acquisition of the assets and assumption of certain liabilities for all the Founding Affiliated Practices has been accounted for by the Company at the transferors' historical cost basis, with the shares of Common Stock issued in those transactions being valued at the historical cost of the nonmonetary assets acquired net of liabilities assumed. The cash consideration paid at closing on May 29, 1997 is reflected as a dividend by the Company to the owners of the Founding Affiliated Practices in the quarter ended June 30, 1997. SAB No. 48 is not applicable to affiliations made by the Company subsequent to the IPO. The Company's subsequent acquisitions of certain of the assets and liabilities of Affiliated Practices has resulted and will continue to result in substantial noncash amortization charges for intangible assets in the Company's statements of operations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE PERIOD FROM INCEPTION (JULY 15, 1996) THROUGH DECEMBER 31, 1996

MANAGEMENT SERVICE FEE REVENUES

      The Company generated management service fee revenues of $19.2 million for the year ended December 31, 1997. The Company conducted no significant operations during 1996 through the date of the IPO. Following completion of the IPO and the affiliations with the Founding Affiliated Practices on May 29, 1997, the Company began operations effective June 1, 1997. Therefore, management service fee revenues reflect only seven months of operations during the year ended December 31, 1997 and there were no management service fee revenues during the year ended December 31, 1996.

COSTS AND EXPENSES

      The Company incurred costs and expenses of $18.0 million (93.6% of service fee revenues) for the year ended December 31, 1997. The Company's costs and expenses consisted primarily of salaries and benefits, orthodontic supplies, rent, advertising and marketing, general and administrative and depreciation and amortization. Costs and expenses of $24.3 million for 1996 represented corporate office expenses for the period from inception (July 15, 1996) through December 31, 1996. Of the $24.3 million of costs and expenses for the period ended December 31, 1996, $23.4 million related to the valuing of stock issued to founders, management and advisors of the Company in October and December 1996 at the initial public offering price of $7.00 per share. This valuation resulted in special compensation expense of $13.8 million and special consulting expense of $9.6 million, with a corresponding increase in additional paid-in capital of $23.4 million. There was no net effect on stockholders' equity. The Company also incurred various legal, accounting, travel, personnel and marketing costs during the period from inception (July 15, 1996) through December 31, 1996 in connection with the IPO and the affiliations with the Founding Affiliated Practices.

OPERATING INCOME

      The Company generated operating income of $1.2 million for the year ended December 31, 1997. This operating income amount comprised 6.4% of service fee revenues for the period. The Company generated an operating loss of $24.3 million for the year ended December 31, 1996, which was primarily attributable to the compensation and consulting charges described above. As stated above, these results reflect the impact of the Company's Service Agreements only for the period from June 1, 1997 through December 31, 1997 (i.e., the period subsequent to the IPO) for the Founding Affiliated Practices and from the date of affiliation through December 31, 1997 for all subsequent affiliations. General and administrative expenses were incurred during the entire period from inception (July 15, 1996) through May 29, 1997 in connection with the IPO and the affiliation with the Founding Affiliated Practices.

INTEREST EXPENSE

      Interest expense of $273,506 for the year ended December 31, 1997 reflected the cost of borrowings under the Company's revolving credit facility entered into on July 28, 1997, certain indebtedness of the Founding Affiliated Practices that was assumed by the Company and certain capital lease obligations for computer and office equipment.
There was no interest expense incurred during the year ended December 31, 1996.

INTEREST INCOME

      Interest income of $190,669 for the year ended December 31, 1997 reflected interest earned on the Company's net proceeds from the IPO and on notes receivable from certain of the Founding Affiliated Practices. There was no interest income generated during the year ended December 31, 1996.

INCOME TAX PROVISION

      The Company incurred an income tax provision of $439,282 for the year ended December 31, 1997, representing an effective tax rate of 38%. The Company incurred no income taxes for the period ended December 31, 1996. The benefit of the net operating loss generated during 1996 was fully reserved.

NET INCOME (LOSS)

      As a result of the foregoing factors, the Company generated net income of $716,725 for the year ended December 31, 1997, or earnings per share of $0.09. This net income amount comprised 3.7% of service fee revenues for the period. The net loss of $24.3 million for 1996 represented a loss per share of $7.24.

YEAR 2000 IMPACT ON INFORMATION TECHNOLOGY INFRASTRUCTURE

      During 1997, the Company completed a comprehensive evaluation of its information technology infrastructure to analyze the impact of the technical problems anticipated for the year 2000. Following its evaluation, the Company determined that substantially all its information technology infrastructure would be unaffected by such problems and that the financial impact of the year 2000 on the Company's information technology infrastructure would be negligible.

LIQUIDITY AND CAPITAL RESOURCES

      FINANCING ACTIVITIES

      The Company has financed its capital requirements to date with borrowings from banks and issuances of equity securities. To date, it has been able to obtain satisfactory financing for its operations and believes that it will be able to obtain such financing as it requires in the future. On July 28, 1997, the Company entered into a three-year, $15.0 million revolving credit facility with Chase Bank of Texas, N.A. (the "Chase Facility"). Availability under the Chase Facility is tied to the Company's cash flow and liquidity. Advances under the Chase Facility bear interest, at the Company's option, at prime rate or LIBOR, in each case plus a margin calculated based on the Company's ratio of indebtedness to cash flow. At December 31, 1997, the Company had no borrowings drawn under this facility.

      In May 1997, the Company issued and sold 2,702,500 shares of Common Stock in its IPO. The IPO provided the Company with net proceeds of $12.1 million. The Company used the net proceeds from the IPO to fund cash paid for affiliations with the Founding Affiliated Practices of $6.6 million with the remainder funding affiliations with additional practices. In November 1997, the Company issued and sold 1,490,014 shares of Common Stock in a public offering (the " Offering"). The Offering provided the Company with net proceeds of $15.3 million. The Company has used the proceeds of the Offering to repay $12.2 million under the Chase

Facility, to affiliate with additional orthodontists, to develop new offices, for capital expenditures and for general corporate purposes.

      Total long-term debt increased from zero at December 31, 1996, to $247,624 at December 31, 1997. The increase is attributable to borrowings for affiliations with new orthodontic practices, the purchase of property and equipment and general working capital needs, net of repayment of borrowings under the Chase Facility out of the proceeds of the Offering. The Company's weighted average cost of indebtedness was 8.7% per annum for the year ended December 31, 1997.

      WORKING CAPITAL MANAGEMENT

      The Company's strategy in managing its working capital is to maintain sufficient availability under its bank credit facility to finance short-term capital needs in excess of internally generated funds and minimize excess cash on its balance sheet.

      The cash and cash equivalents balance of $2.1 million at December 31, 1997 consisted primarily of net proceeds remaining from the Offering.

      The restricted cash balance of $2.1 million at December 31, 1997 consisted of borrowings under the Company's revolving credit facility which were placed into escrow pending the resolution of certain post-closing contingencies related to a new affiliation completed during the third quarter of 1997. A favorable resolution of these post-closing contingencies would result in payment of the $2.1 million to the sellers in January 1999. The Company has the right to post a letter of credit in order to have the $2.1 million released from escrow to the Company prior to January 1999.

      CAPITAL EXPENDITURES

      The Company made capital expenditures for the Affiliated Practices during 1997 of approximately $3.6 million to fund, among other things, the development of new offices. The average cost of developing a new office (which may vary by geographic market) is estimated to be approximately $250,000 to $400,000, including initial working capital requirements. The Service Agreements provide for advances by the Company to the Affiliated Practices for working capital requirements (including any deficits in cash flows of Affiliated Practices resulting from, among other factors, development of satellite offices) and other purposes. Such loans bear interest at prime plus 1% and are repayable over varying periods of time not to exceed five years. Total notes receivable from Affiliated Practices were $1.6 million at December 31, 1997. It is anticipated that capital expenditures in 1998 will be funded from the Company's cash flow from operations, the net proceeds from the Offering and borrowings under the Chase Facility.

      The Company's expansion strategy requires substantial capital resources. Capital is needed not only for the affiliation with future Affiliated Practices, but also for the effective integration, operation and expansion of the existing and future Affiliated Practices. In addition, the Affiliated Practices may from time to time require capital for renovation and expansion and for the addition of equipment and technology. The extent to which the Company is able or willing to use shares of Common Stock to enter into future affiliations or provide future financing will depend on the market value of the Common Stock from time to time and, in the case of affiliations, the willingness of owners of potential Affiliated Practices to accept Common Stock as full or partial payment of consideration for their affiliations. Using shares of Common Stock for these purposes may result in significant dilution to then-existing stockholders. The Company will require additional capital from outside financing sources in order to continue its expansion program. There can be no assurance that the Company will be able to obtain additional funds when needed on satisfactory terms or at all. Any limitation on the Company's ability to obtain additional financing could have a material adverse effect on the Company's business, financial condition and results of operations.

      BUSINESS DEVELOPMENT

      The Company's business development program also requires significant amounts of capital. The amount of cash to be used in attracting the affiliation of new Affiliated Practices, particularly the amount to be used in any given period, depends on a number of factors, many of which are beyond the Company's control. The Company anticipates the use of a combination of cash, notes and shares of its Common Stock to fund the cost of additional affiliations. In order to fund such additional affiliations, the Company will use cash flow from operations, net proceeds from the Offering and borrowings under the Chase Facility and will seek to raise capital through additional bank borrowings and public or private debt or equity issuances. The availability of these capital sources will depend on prevailing market conditions, interest rates and the then existing financial condition of the Company. During the year ended December 31, 1997, the Company spent $8.7 million of cash (including $321,000 in deferred payments and $1.5 million in related out-of-pocket costs) and issued 1.9 million shares of Common Stock in connection with affiliations with new Affiliated Practices.

      AFFORDABLE PAYMENT PLANS

      A part of the Company's business strategy is to encourage Affiliated Practices to offer more affordable payment plans to patients. The Company does not expect the affordable payment plans, or any potential increase in bad debt expense resulting from these plans, to have any significant negative impact on the working capital or liquidity of the Affiliated Practices. Existing Affiliated Practices using such payment plans have experienced an initial decrease in working capital; however, the Company believes that the decrease in working capital generally will be offset by an increase in the number of patients receiving orthodontic treatment because of the combined effect of advertising, offering more affordable payment plans and the use of the Company's practice-building program. Moreover, the Company believes the existing Affiliated Practices have the financial wherewithal to sustain any negative impact that may result from these payment plans. Therefore, the Company does not anticipate that the offering by the Affiliated Practices of more affordable payment plans will impair the Company's ability to collect service fees from the Affiliated Practices.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Apple Orthodontix, Inc.:

We have audited the accompanying consolidated balance sheets of Apple Orthodontix, Inc., a Delaware corporation, and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended December 31, 1997 and the period from inception, July 15, 1996, through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apple Orthodontix, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997 and the period from inception, July 15, 1996, through December 31, 1996, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
February 25, 1998

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                         ------------------------------
                                                             1997              1996
                                                         ------------      ------------
                         ASSETS
Current assets:
   Cash and cash equivalents .......................     $  2,114,449      $     21,254
   Restricted cash .................................        2,140,146              --
   Receivable from orthodontic practices, net of
     allowances of $69,163 and $0, respectively ....        2,361,627              --
   Prepaid expenses ................................          250,205              --
   Other current assets ............................          644,557              --
                                                         ------------      ------------
      Total current assets .........................        7,510,984            21,254

Property and equipment, net ........................        6,025,430              --
Intangible assets, net .............................       39,146,371            44,687
Receivable from orthodontic practices,
  net of current portion ...........................        1,641,633              --
Deferred issuance costs ............................           34,325         1,395,350
Other assets .......................................          821,508              --
                                                         ============      ============
      Total assets .................................     $ 55,180,251      $  1,461,291
                                                         ============      ============

                    LIABILITIES AND
             STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current maturities of long-term debt ............     $  1,022,710      $       --
   Accounts payable and accrued expenses ...........        3,242,000         1,830,009
   Payable to orthodontic practices ................          250,649              --
   Income tax payable ..............................          351,013              --
   Amounts due to venture capital investors ........             --             515,000
                                                         ------------      ------------
      Total current liabilities ....................        4,866,372         2,345,009
                                                         ------------      ------------

Long-term debt, net of current maturities ..........          247,624              --
Deferred income taxes ..............................       14,544,383              --
Other long-term obligations ........................           29,099              --
                                                         ------------      ------------
      Total liabilities ............................       19,687,478         2,345,009
                                                         ------------      ------------
Commitments and contingencies

Stockholders' equity (deficit)
   Class A common stock , $0.001 par value,
      25,000,000 shares authorized, 9,980,192
      and 0 shares issued and outstanding ..........            9,980              --
   Class B common stock, $0.001 par value, 4,106,852
      shares authorized, 3,176,774  and 3,347,084
      shares issued and outstanding ................            3,177             3,347
   Additional paid-in capital ......................       58,295,163        23,422,313
   Warrants ........................................          777,106              --
   Retained deficit ................................      (23,592,653)      (24,309,378)
                                                         ------------      ------------
      Total stockholders' equity (deficit) .........       35,492,773          (883,718)
                                                         ============      ============
      Total liabilities and stockholders'
        equity (deficit) ...........................     $ 55,180,251      $  1,461,291
                                                         ============      ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        PERIOD
                                                         FROM
                                                       INCEPTION
                                                       (JULY 15,
                                                          1996)
                                      YEAR ENDED         THROUGH
                                     DECEMBER 31,      DECEMBER 31,
                                         1997              1996
                                     ------------      ------------

Management service fee
revenues .......................     $ 19,185,550      $       --
Costs and expenses:
   Salaries and benefits .......        8,411,032           627,476
   Orthodontic supplies ........        2,351,786              --
   Rent ........................        2,155,876            19,676
   Advertising and marketing ...          483,973              --
   General and administrative ..        3,616,596           232,232
   Depreciation and amortization          943,437             4,510
   Special compensation
     expense related to
     issuance of stock .........             --          13,812,681
   Special consulting
     expense related to
     issuance of stock .........             --           9,612,803
                                     ------------      ------------
      Total costs and
        expenses ...............       17,962,700        24,309,378
                                     ------------      ------------
      Operating income (loss) ..        1,222,850       (24,309,378)

Interest expense ...............          273,506              --
Interest income ................         (190,669)             --
Other  expense (income), net ...          (15,994)             --
                                     ------------      ------------
      Income (loss) before
        income tax provision ...        1,156,007       (24,309,378)
Income tax provision ...........          439,282              --
                                     ------------      ------------
      Net income (loss) ........     $    716,725      $(24,309,378)
                                     ============      ============
Earnings (loss) per common
  and common equivalent share:
       Basic ...................     $       0.09      $      (7.24)
                                     ============      ============
       Diluted .................     $       0.09      $      (7.24)
                                     ============      ============
Number of shares used in
  calculating earnings
  (loss) per common and
  common equivalent share
       Basic ...................        8,131,905         3,358,513
                                     ============      ============
       Diluted .................        8,344,398         3,358,513
                                     ============      ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                CLASS A AND B                                                    TOTAL
                                                COMMON STOCK        ADDITIONAL                                 STOCKHOLDERS'
                                            ----------------------    PAID-IN                    RETAINED        EQUITY
                                              SHARES      AMOUNT      CAPITAL      WARRANTS       DEFICIT       (DEFICIT)
                                            ------------ --------- -------------- ----------- ---------------- -------------
BALANCE, July 15, 1996                               --   $    --    $        --   $      --    $         --   $         --
     Issuance of stock                        3,347,084     3,347     23,422,313          --              --     23,425,660
     Net loss                                        --        --             --          --     (24,309,378)  (24,309,378)
                                            ------------ --------- -------------- ----------- ---------------- -------------
BALANCE, December 31, 1996                    3,347,084     3,347     23,422,313          --     (24,309,378)      (883,718)
     Issuances of common stock                4,196,800     4,197     27,428,872          --              --     27,433,069
     Transfers of certain assets and
liabilities by founders                       3,682,554     3,683        495,274          --              --        498,957
     Special dividend to founders                    --        --     (6,591,711)         --              --     (6,591,711)
     Issuance of warrants                            --        --       (777,106)    777,106              --             --
     Issuance of stock to new affiliated
practices                                     1,930,528     1,930     14,112,622          --              --     14,114,552
     Issuances of options to non-employees           --        --        204,899          --              --        204,899
     Net income                                      --        --             --          --         716,725        716,725
                                            ============ ========= ============== =========== ================ =============
BALANCE, December 31, 1997                   13,156,966   $13,157   $ 58,295,163    $777,106   $ (23,592,653)   $35,492,773
                                            ============ ========= ============== =========== ================ =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       PERIOD
                                                                                        FROM
                                                                                      INCEPTION
                                                                                      (JULY 15,
                                                              YEAR                       1996)
                                                              ENDED                    THROUGH
                                                           DECEMBER 31,               DECEMBER 31,
                                                               1997                      1996
                                                           ------------               ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .................................     $    716,725               $(24,309,378)
   Adjustments to reconcile net income
     (loss) to net cash used in
     operating activities:
      Depreciation and amortization ..................          943,437                      4,510
      Deferred income tax expense ....................           88,270                       --
      Special compensation and consulting
        expense paid in stock ........................             --                   23,425,484
      Provision for doubtful accounts ................           69,163                       --
   Changes in assets and liabilities,
     excluding effects of acquisitions:
      Receivable from orthodontic practices ..........       (2,322,907)                      --
      Prepaid expenses ...............................         (285,888)                      --
      Other assets ...................................         (683,073)                      --
      Payables and other accrued liabilities .........       (1,766,379)                   404,215
                                                           ------------               ------------
                  Net cash used in operating
                    activities .......................       (3,240,652)                  (475,169)
                                                           ------------               ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ..............................       (3,631,962)                      --
   Payments for new affiliated practices .............       (6,815,963)                      --
   Payments of costs associated with
     entering into new affiliations ..................       (1,548,751)
   Payment into escrow for a new
     affiliated practice .............................       (2,140,146)                      --
   Advances to affiliates ............................       (1,868,446)                      --
   Repayment of advances by affiliates ...............          123,142                       --
                                                           ------------               ------------
                  Net cash used in investing
                    activities .......................      (15,882,126)                      --
                                                           ------------               ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings .......................       14,934,130                    798,744
      Repayments of borrowings .......................      (15,353,817)                  (253,300)
      Proceeds from issuances of common stock ........       33,723,540                        176
      Cash paid related to common stock issuance costs       (5,496,169)                   (49,197)
      Special dividend to founders ...................       (6,591,711)                      --
                                                           ------------               ------------
                  Net cash provided by financing
                    activities .......................       21,215,973                    496,423
                                                           ------------               ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS ............        2,093,195                     21,254

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....           21,254                       --
                                                           ============               ============
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........     $  2,114,449               $     21,254
                                                           ============               ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION

Apple Orthodontix, Inc. ("Apple" or the "Company") was founded in July 1996 to provide practice management services to orthodontic practices in the United States and Canada. On May 29, 1997, Apple acquired substantially all of the tangible and intangible assets and assumed certain of the liabilities of 31 orthodontic practices (collectively, the "Founding Affiliated Practices") in exchange for 3.7 million shares of its class A common stock, par value $.001 per share (the "Common Stock"), and $6.6 million (the "Acquisitions"). Simultaneous with the Acquisitions, Apple closed its initial public offering (the "IPO") of
2.7 million shares of Common Stock. The net proceeds of the Common Stock issued in the IPO (after deducting the underwriting discounts and commissions) were $17.6 million. Total related offering costs were $5.5 million.

Apple effectively began operations with the Founding Affiliated Practices on June 1, 1997. Apple has subsequently acquired the assets and assumed the liabilities of additional practices (the "New Orthodontist Affiliations"). The New Orthodontist Affiliations together with the Founding Affiliated Practices are collectively referred to as the "Affiliated Practices."

The acquisitions of the Founding Affiliated Practices have been accounted for in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 48. In accordance with SAB No. 48, the acquisition of the assets and assumption of certain liabilities for all of the Founding Affiliated Practices has been accounted for by the Company at the transferors' historical cost basis, with the shares of Common Stock issued in those transactions being valued at the historical cost of the nonmonetary assets acquired net of liabilities assumed. The cash consideration paid at closing on May 29, 1997, is reflected as a dividend by the Company to the owners of the Founding Affiliated Practices in the quarter ended June 30, 1997. SAB No. 48 is not applicable to affiliations made by the Company subsequent to the IPO.

The acquisitions of assets and liabilities of the New Orthodontist Affiliations are accounted for by allocating the fair market value of the consideration paid by Apple to the assets acquired, net of liabilities assumed, including intangible assets. As a result of this allocation process, the Company records a significant portion of the consideration as a service fee intangible. The service fee intangible has resulted and will continue to result in substantial noncash amortization charges for intangible assets in the Company's consolidated statements of operations.

2.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all time deposits and certificates of deposit with original maturities of three months or less to be cash equivalents.

RECEIVABLE FROM ORTHODONTIC PRACTICES, NET

The Company grants credit to its customers (i.e. the Affiliated Practices), which are located in various geographic regions throughout the United States and Canada. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses.

PROPERTY AND EQUIPMENT, NET

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

INTANGIBLE ASSETS, NET

Intangible assets consist primarily of service fee intangibles which are amortized over the life of the service agreement (ranging from 20 to 40 years) with the respective Affiliated Practice. Service fee intangibles represent the excess of the

                   APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

costs of affiliation over the fair value of the net assets acquired. The costs of affiliation include the consideration paid to the owners of the Affiliated Practices, the incremental out-of-pocket costs incurred in connection with the affiliation and the direct costs related to the Apple employees who identify, evaluate, negotiate and close the affiliation. Such costs are recorded as other noncurrent assets until consummation of the affiliation. If an affiliation is not consummated, all such costs are expensed in the period in which the affiliation is abandoned. The Company's management periodically evaluates the realizability of the intangible assets on a practice by practice basis considering such factors as profitability and net cash flow. Should this evaluation result in an assessment that the value of the intangible asset is overstated, an adjustment will be made in the period that the adjustment is identified. If it is determined that the estimated remaining service period requires revision, that revision will be made on a prospective basis.

REVENUE RECOGNITION

The management service fee revenues (the "Service Fees") payable to the Company by the Founding Affiliated Practices under their Service Agreements with the Company (the "Service Agreements") vary based on the fair market value, as determined in arm's-length negotiations, for the nature and amount of services provided. Except with respect to Service Agreements providing for the payment of flat fees, the Service Fees earned by the Company are in accordance with the Company's two general types of Service Agreements. The Standard Contract calls for a calculation of the monthly Service Fee based on the total revenues earned by the Founding Affiliated Practices, which is defined by the agreement to represent 24% of the total contract value in the initial month of a patient's treatment with the remainder of the contract balance earned evenly over the balance of the contract term. From total revenues, the practices retain a percentage of the Founding Affiliated Practices' cash collections. There are adjustments to the service fee designed to both provide incentives for the orthodontists to provide efficient patient treatment and to increase the number of patients treated, as well as to ensure that the orthodontists retain a minimum amount for payment of their compensation from their respective practices on a monthly basis. The Alternative Contract is used in California. It is a cost plus fee arrangement, whereby the service fee includes the reimbursement of defined expenses incurred by Apple in the course of providing services to the Founding Affiliated Practice plus a percentage based on revenues.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs include office expenses, professional fees, clerical and other administrative overhead.

INCOME TAXES

The Company recognizes deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates and laws in effect in the years in which the differences are expected to reverse.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The book values of each of these items are considered to be representative of their respective fair values.

NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." This statement establishes new standards for computing and presenting earnings per share requiring the presentation of "basic" and "diluted" earnings per share as compared to "primary" and "fully diluted" earnings per share. The Company adopted SFAS No. 128 for the year ended December 31, 1997and restated its prior period earnings per share data.

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

3.  NEW ORTHODONTIST AFFILIATIONS

During the period from commencement of operations (June 1, 1997) through December 31, 1997, the Company completed New Orthodontist Affiliations with 21 practices representing 27 orthodontists and 37 office locations. In addition, eight orthodontists joined existing Affiliated Practices. The New Orthodontist Affiliations generated patient revenue of $23.2 million (unaudited)for their most recently completed fiscal year. Prior patient revenue is not necessarily indicative.

                   APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

of the level of patient revenue that these practices may be expected to generate in the future and is not necessarily indicative of the future Service Fees that the Company will receive in conjunction with these affiliations.

Total consideration related to the New Orthodontist Affiliations is summarized as follows:

             Cash                                   $ 6,815,963
             Deferred payments                          321,054
             Debt assumed                               650,000
             Common stock                            14,114,552
                                                    ============
                   Total consideration              $21,901,569
                                                    ============

In addition to the above consideration, the Company incurred out-of-pocket costs of $1.5 million related to entering into service agreements with the New Orthodontist Affiliations. The Company also placed $2.1 million into an escrow account pending the resolution of certain post-closing contingencies related to one of the New Orthodontist Affiliations closed during the third quarter of 1997. This $2.1 million is reflected as restricted cash on the accompanying consolidated balance sheet. A favorable resolution of these post-closing contingencies would result in payment of the $2.1 million to the sellers in January 1999. The Company has the right to post a letter of credit in order to have the $2.1 million released from escrow to the Company prior to January 1999. Upon the resolution of these contingencies beyond a reasonable doubt, the Company will record a liability for the consideration and allocate the consideration to the assets to be acquired, primarily intangibles.

The cost of each of the above New Orthodontist Affiliations has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed, resulting in gross service fee intangibles of $39.5 million. These allocations may be adjusted to the extent that management becomes aware of additional information within one reporting year of the affiliation date which results in a material change in the amount of any contingency or changes in the estimated fair market value of assets acquired and liabilities assumed.

4.  PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

                                          USEFUL            DECEMBER 31,
                                         LIVES IN    -----------------------
                                           YEARS        1997         1996
                                        -----------  ----------   ----------
   Equipment                                 5       $1,440,889    $      --
   Furniture and fixtures                    7        1,371,330           --
   Computer software                         5        1,310,521           --
   Leasehold improvements                    5        1,073,448           --
   Construction in progress                 --          831,250           --
   Computer hardware                         3          487,460           --

                                                     ----------   ----------
                                                      6,514,898           --
   Less:  accumulated depreciation                     (489,468)          --
                                                     ==========   ==========
                                                     $6,025,430    $      --
                                                     ==========   ==========

5.  INTANGIBLE ASSETS

A summary of intangible assets is as follows:

                                                         DECEMBER 31,
                                                  ---------------------------
                                                      1997          1996
                                                  -------------  ------------
   Service fee intangible                         $ 39,482,835   $       --
   Other                                               122,015       49,197
                                                  -------------  ------------
                                                    39,604,850       49,197
   Less:  accumulated amortization                    (458,479)      (4,510)
                                                  =============  ============
                                                  $ 39,146,371   $   44,687
                                                  =============  ============

                   APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6.  LONG-TERM DEBT

A summary of long-term debt is as follows:

                                                         DECEMBER 31,
                                                  ---------------------------
                                                      1997          1996
                                                  -------------  ------------

   Unsecured revolving credit facility            $       --     $      --
   Notes payable, maturing in varying amounts
      through October 2002, with interest
      ranging from 7.5% to 9.25%                     1,076,020          --


   Capitalized lease obligations, due in monthly
      installments through April 2001, with
      interest ranging from 9.5% to 24.66%             194,314          --
                                                  -------------  ------------
                                                     1,270,334          --

         Less: current maturities                    1,022,710          --
                                                  -------------  ------------
               Long-term debt, net of current
                  maturities                      $    247,624   $      --
                                                  =============  ============

On July 28, 1997, the Company entered into a three-year, $15 million unsecured revolving credit facility with Chase Manhattan Bank. Advances under this facility bear interest, at the Company's option, at prime rate or LIBOR, in each case plus a margin which is calculated based upon the Company's ratio of indebtedness to cashflow. The Company is required to maintain certain financial covenants regarding net worth, coverage ratios and additional indebtedness.

The notes payable primarily relate to debts of the Affiliated Practices that were assumed by the Company.

Total assets recorded under capital leases and the accumulated depreciation thereon were $263,781 and $76,958 as of December 31, 1997, respectively. There were no capital leases at December 31, 1996.

Aggregate maturities of the notes payable and the future minimum payments under capital leases are as follow:

             Year Ended December 31,
             -----------------------
             1998                                    $1,022,710
             1999                                       142,252
             2000                                        54,303
             2001                                        34,383
             2002                                        16,686
             Thereafter                                     --
                                                    ============
                                                    $ 1,270,334
                                                    ============

7.  STOCKHOLDERS' EQUITY

COMMON STOCK

Holders of the Company's Class A common stock (the "Class A Stock") are entitled to one vote per share. Holders of the Company's Class B common stock (the "Class B Stock") are entitled to three-tenths (3/10ths) of a vote per share. The Class B Stock is convertible into Class A Stock in certain circumstances, including the disposition of shares of Class B Stock by the holder thereof (excluding dispositions to such holder's affiliates). During the year ended December 31, 1997, 170,310 shares of Class B Stock were converted into Class A Stock. Included in the 9,980,192 shares of Class A Stock at December 31, 1997 were 1,027,354 nonvoting exchangeable shares issued in connection with Canadian affiliations during 1997 which are exchangeable into shares of Class A Stock.


DIVIDENDS

With the exception of a special dividend paid to the Founding Affiliated Practices in connection with the Acquisitions (see Note 1), the Company has never paid cash dividends on its common stock and has no present intention to pay cash dividends. In addition, the Company's unsecured revolving credit facility prohibits the payment of cash dividends on its common stock. It is the Company's intention to retain earnings to finance the expansion of its business.

WARRANTS

In May 1997, the Company granted stock purchase warrants that entitled certain venture capital investors to purchase 180,000 shares of the Company's common stock at a price of $7.00 per share through May 2002. All of the warrant shares were vested at issuance. The warrants were recorded at their estimated value of $777,106 by applying the Black-Scholes option pricing model at the date of grant.

                   APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

STOCK OPTION PLAN

The Company maintains an incentive compensation plan (the "Incentive Plan") which provides the ability to grant non-qualified options, restricted stock, deferred stock, incentive stock options, stock appreciation rights and other long-term incentive awards. Stock options are typically granted under the Incentive Plan at an exercise price which equals the fair market value of the stock on the date of the grant. The number of shares available for issuance under the Incentive Plan at any time is limited to the greater of 1.0 million shares of common stock or 12% of the number of shares of common stock outstanding on the last day of the preceding calendar quarter.

The Company issued options to purchase 922,550 shares and 0 shares during the years ended December 31, 1997 and 1996, respectively. No options were exercised during either of the two years ended December 31, 1997 or 1996. At December 31, 1997, options were outstanding at prices ranging from $3.00 to $15.25 per share, of which 225,925 were exercisable. All of the Company's options were issued at fair market value.

As allowed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for awards under its 1997 Stock Option Plan under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock options issued with exercise prices greater than or equal to the fair market value at the date of grant. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been reduced to the following pro forma amounts:

                                          YEAR ENDED DECEMBER 31,
                                         ---------------------------
                                             1997          1996
                                         -------------  ------------
                Net income (loss)
                   As reported           $  716,725     $(24,309,378)
                                         =============  ============
                   Pro forma             $  591,637     $(24,309,378)
                                         =============  ============
                Income (loss) per share
                   As reported           $     0.09        $   (7.24)
                                         =============  ============
                   Pro forma             $     0.07        $   (7.24)
                                         =============  ============

During the year ended December 31, 1997, the Company issued options to purchase 28,000 shares to individuals other than employees and directors of the Company as consideration for the closing of New Orthodontist Affiliations. The fair value of these options was determined using the Black-Scholes option pricing model at the date of grant and capitalized as a cost of affiliation.

PROFIT SHARING PLAN

In 1997, the Company established a defined contribution 401(k) profit sharing plan for employees meeting certain employment requirements. Eligible employees may contribute amounts up to the lesser of 15% of their annual compensation or the maximum amount permitted under IRS regulations to their 401(k) account. The Company does not match any portion of employee contributions.

8.  INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return. Affiliated Practices file "short-period" federal returns through their respective acquisition dates and thereafter are included in the Company's consolidated return. The new practices established by the affiliating orthodontists file separate federal returns and are solely responsible for their tax liabilities on an ongoing basis.

                   APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The amounts of consolidated federal and state income tax expense are as follows:

                                           YEAR ENDED DECEMBER 31,
                                         ---------------------------
                                             1997          1996
                                         -------------  ------------
                Current:
                   Federal               $ 298,361      $      --
                   State                    52,652             --
                                         -------------  ------------
                                           351,013             --
                                         -------------  ------------
                Deferred:
                   Federal                  79,782             --
                   State                     8,487             --
                                         -------------  ------------
                                            88,269             --
                                         =============  ============
                                         $ 439,282      $      --
                                         =============  ============

A reconciliation of total income tax expense to the amounts calculated by applying the federal statutory tax rate is as follows:

                                          YEAR ENDED DECEMBER 31,
                                         ---------------------------
                                             1997          1996
                                         -------------  ------------
                Tax at statutory rate    $ 393,382      $(300,524)
                Add (deduct):
                   State income taxes       45,774        (26,516)
                   Nondeductible
                     expenses               27,166             --
                   Valuation allowance     (27,040)       327,040
                                         =============  ============
                Income tax expense       $ 439,282      $      --
                                         =============  ============

The components of deferred income tax liabilities and assets are as follows:

                                           YEAR ENDED DECEMBER 31,
                                         ---------------------------
                                             1997          1996
                                         -------------  ------------
   Deferred income tax liabilities:
      Property and equipment             $   (38,000)   $      --
      Intangibles                        (14,718,642)          --
                                         -------------  ------------
         Total deferred income tax
           liabilities                   (14,756,642)          --
                                         -------------  ------------

   Deferred income tax assets:
      Estimated tax basis resulting
         from affiliation with founding
         practices                           300,000           --
      Bad debt reserves                       26,220           --
      Accrued expenses                       186,039           --
      Net operating loss                        --         327,040
      Less:  valuation allowance            (300,000)     (327,040)
                                         -------------  ------------
         Total deferred income tax
   assets                                    212,259           --
                                         =============  ============
         Net deferred income tax
   liabilities                           $(14,544,383)  $      --
                                         =============  ============

                   APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9.  EARNINGS PER SHARE

Earnings per common and common equivalent share have been computed based on the weighted average number of shares outstanding. The following table reconciles the number of common shares outstanding with the number of common shares used in computing earnings per share:

                                              YEAR ENDED DECEMBER 31,
                                            ----------------------------
                                                1997           1996
                                            -------------  -------------
     Common shares outstanding              13,156,966     3,347,084
     Effect of using weighted average
        common shares outstanding during
        the period                          (5,025,061)       11,429
                                            -------------  -------------
     Shares used in calculating basic
        earnings per share                   8,131,905     3,358,513
     Effect of shares issuable under stock
        option plans and warrant agreements
        based on the treasury stock method     212,493            --
                                            =============  =============
     Shares used in calculating diluted
        earnings per share                   8,344,398     3,358,513
                                            =============  =============

10.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information are as follows:

                                               YEAR ENDED DECEMBER 31,
                                              --------------------------
                                                 1997           1996
                                              ------------   -----------
     Interest paid during the period, net of
     capitalized interest                      $279,313      $     --

     Income taxes paid during the period             --      $     --

The Company acquired assets in capital lease transactions for $263,781 and $0 in 1997 and 1996, respectively.

11.  COMMITMENTS AND CONTINGENCIES

The Company has entered into various non-cancelable operating lease agreements, primarily for facilities and equipment utilized for operations. Rental expense under operating leases was $1,801,944 and $19,676 in 1997 and 1996, respectively. Minimum future annual lease payments under these agreements are as follows:

             Year Ended December 31,
             -----------------------
             1998                                   $2,086,462
             1999                                    1,731,841
             2000                                    1,480,489
             2001                                    1,185,844
             2002                                      743,002
             Thereafter                              1,215,345
                                                    ============
                                                    $8,442,983
                                                    ============

The Company has secured employment agreements with various officers and certain key employees of the Company. The agreements generally provide for the employee's annual base salary and bonus participation. The agreements also generally provide for one year non-competition agreements and severance payments of between one and three year's salary in the event the employee is terminated without cause.

The Company carries a broad range of insurance coverage, including general liability, comprehensive property damage, workers' compensation, employers' liability, directors' and officers' liability and other coverage customary in the industry. The Company and the existing Affiliated Practices maintain professional liability insurance coverage on a claims-made basis. Such insurance provides coverage for claims asserted when the policy is in effect, regardless of when the events that caused the claim occurred.

12.  RELATED PARTY TRANSACTIONS

In 1996, the Company entered into an agreement with TriCap Funding I, L.L.C. ("TriCap"), which is co-owned by a director of the Company, whereby TriCap agreed to provide $3 million to finance costs related to the IPO. The $3 million, to the extent expended, was repaid out of proceeds from the IPO, including interest at a rate of prime plus 25 basis points. The Company also entered into an agreement with TriCap during 1996 that provided for the payment to TriCap of a $500,000 financial advisory fee and the issuance to TriCap of warrants to purchase 180,000 shares of common stock with an exercise price of $7.00 per share, each upon the consummation of the IPO.

The practice of a founding stockholder of the Company (the "Founding Stockholder") paid for certain costs and expenses

                   APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

on behalf of the Company prior to the consummation of the IPO. The amount payable to the Founding Stockholder's practice at December 31, 1996 was $30,444 and was included in accounts payable and accrued expenses in the accompanying balance sheet. This amount was repaid with the proceeds from the IPO.

13.  CONCENTRATIONS OF SERVICE FEE REVENUE

For the year ended December 31, 1997, 14% of the Company's revenues were derived from one Affiliated Practice, which was the only Affiliated Practice that provided 10% or more of revenues. For the year ended December 31, 1997, 25% of the Company's revenues were derived from Affiliated Practices in Canada.

14.  COMBINED PATIENT DATA

Combined operating data for the Affiliated Practices for the period from initial affiliation through December 31, 1997 is as follows:

                                                PATIENT         CASH
                                               REVENUES      COLLECTIONS
                                              ------------   ------------
       Practices participating under the
         Standard Contract                    $14,891,945     $13,617,373
       Practices participating under the
         Alternative Contract                   4,095,918       3,982,313
       Practices participating under flat
         fee agreements                         6,054,841       6,054,841
                                              ============   ============
                                              $25,042,704     $23,654,527
                                              ============   ============

Combined patient receivables, net of the Affiliated Practices as of December 31, 1997 is as follows:

       Patient receivables                           $  3,471,028
       Unbilled patient receivables                     3,443,896
       Patient prepayments                             (2,410,327)
                                                     --------------
             Patient receivables, net
              of prepayments                         $  4,504,597
                                                     ==============

15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                FIRST       SECOND       THIRD       FOURTH
                               QUARTER     QUARTER      QUARTER      QUARTER
                              ----------  -----------  -----------  ----------
1997
   Management service fee
     revenues                 $      --  $1,685,957   $7,479,653    $10,019,940
   Operating income (loss)     (475,322)   (609,521)     873,995      1,433,698
   Net income (loss)           (475,322)   (192,962)     512,763        872,246
   Basic earnings (loss) per
     share                        (0.14)      (0.03)        0.05           0.07
   Diluted earnings (loss)
     per share                    (0.14)      (0.03)        0.05           0.07
1996
   Management service fee
     revenues                 $      --   $      --    $      --    $      --
   Operating income (loss)           --          --     (172,395)   (24,136,983)
   Net income (loss)                 --          --     (172,395)   (24,136,983)
   Basic earnings (loss) per
     share                           --          --        (0.05)       (7.19)
   Diluted earnings (loss)
     per share                       --          --        (0.05)       (7.19)

16.  SUBSEQUENT EVENTS

Since December 31, 1997, nine additional orthodontists have affiliated with the Company. Five of these orthodontists had established practices, and four agreed to join Affiliated Practices. The additional orthodontists in established practices operate four locations and generated historical patient revenue of $1.9 million for their most recently completed fiscal year. Prior patient revenue is not necessarily indicative of the level of patient revenue that these practices may be expected to generate in the future and is not necessarily indicative of the future Service Fees that the Company will receive in conjunction with these affiliations. Total consideration to these new orthodontists consisted of 149,799 shares of common stock and $819,490 of cash, assumed debt and deferred purchase price.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is set forth under the captions "Election of Directors" and "Section 16(a) Reporting Delinquencies" will be set forth in the Company's definitive Proxy Statement (the "1998 Proxy Statement") for its 1998 annual meeting of shareholders, which sections are incorporated herein by reference.

      Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item will be set forth in the section entitled "Executive Compensation" in the 1998 Proxy Statement, which section is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item will be set forth in the section entitled "Principal Stockholders" in the 1998 Proxy Statement, which section is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

      The information required by this item will be set forth in the section entitled "Certain Transactions" in the 1998 Proxy Statement, which section is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1) FINANCIAL STATEMENTS

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 1997 and 1996

Consolidated Statements of Operations for the Year Ended December 31, 1997
  and the period from inception (July 15, 1996) through December 31, 1996

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the Year Ended December 31, 1997 and the period from inception (July 15, 1996) through December 31, 1996

Consolidated Statements of Cash Flows for the Year Ended December 31, 1997
  and the period from inception (July 15, 1996) through December 31, 1996

Notes to Consolidated Financial Statements

      (a)(2) FINANCIAL STATEMENT SCHEDULES

      All schedules and other statements for which provision is made in the applicable regulations of the Commission have been omitted because they are not required under the relevant instructions or are inapplicable.

      (a)(3) EXHIBITS

 EXHIBIT
 NUMBER                       DESCRIPTION
 ------                       -----------

   *3.1 -- Restated Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).

   *3.2 -- Bylaws (Incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).

   *4.1  -- Form of certificate evidencing ownership of Common Stock of Apple
            Orthodontix, Inc. (Incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).

   *4.2 -- Form of Registration Rights Agreement (Incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).

   *4.3  -- Registration Rights Agreement among Apple Orthodontix, Inc., John
            G. Vondrak, D.D.S. and TriCap Funding I, L.L.C. (Incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).

   *4.4  -- Registration Rights Agreement between TriCap Partners, L.L.C. and
            Apple Orthodontix, Inc. (Incorporated herein by reference to Exhibit
            4.4 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).

  *10.1 -- Revolving Credit Facility with Chase Bank of Texas, N.A.(formerly named "Texas Commerce Bank, N.A.")(Incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-38817)).

  +*10.2 -- Apple Orthodontix, Inc. 1997 Stock Compensation Plan
            (Incorporated herein by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-38817)).

   *10.3 -- Form of Option Agreement for the Apple Orthodontix, Inc. 1997
            Stock Compensation Plan (Incorporated herein by reference to Exhibit
            10.3 of the Company's Registration Statement on Form S-1 (Registration No. 333-38817)).

  +*10.4 -- Employment Agreement between Apple Orthodontix, Inc. and John G.
            Vondrak, D.D.S. (Incorporated herein by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).

  +*10.5 -- Employment Agreement between Apple Orthodontix, Inc. and Robert
            J. Syverson (Incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).

  +*10.6 -- Employment Agreement between Apple Orthodontix, Inc. and Michael
            W. Harlan (Incorporated herein by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).

  +*10.7 -- Employment Agreement between Apple Orthodontix, Inc. and W.
            Daniel Cook (Incorporated herein by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).

  +*10.8 -- Employment Agreement of H. Steven Walton (Incorporated herein by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).

  +*10.9 -- Amendment to Employment Agreement of H. Steven Walton
            (Incorporated herein by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 (Registration No. 333-38817)).

 +*10.10 -- Second Amendment to Employment Agreement of H. Steven Walton
            (Incorporated herein by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated February 24, 1998).

  *10.11 -- Form of Service Agreement for Founding Affiliated Practices
            (Incorporated herein by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).

  *10.12 -- Form of Alternative Service Agreement for Founding Affiliated
            Practices (Incorporated herein by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).

  *10.13 -- Form of Flat Fee Service Agreement for Founding Affiliated
            Practices (Incorporated herein by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).

 +*10.14 -- First Amendment to Employment Agreement of Robert J. Syverson
            (Incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated February 24, 1998).

   21.1  -- Subsidiaries of the Registrant.

   23.1  -- Consent of Arthur Andersen LLP.

   27.1  -- Financial Data Schedule.
----------------
*Incorporated herein by reference as indicated

+Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

(b)   REPORTS ON FORM 8-K

      None.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Date: March 27, 1998.

                                          APPLE ORTHODONTIX, INC.

                                          /s/ John G. Vondrak, D.D.S.
                                          -----------------------------
                                          By:   John G. Vondrak, D.D.S.
                                                Chairman of the Board and
                                                Chief Executive Officer

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       NAME                            CAPACITY                                             DATE
       ----                            --------                                             ----
/s/ John G. Vondrak, D.D.S.
----------------------
John G. Vondrak, D.D.S.    Chairman of the Board and Chief Executive             March 27, 1998
                           Officer (Principal Executive Officer)
/s/ Michael W. Harlan
----------------------
  Michael W. Harlan        Vice President and Chief Financial Officer            March 27, 1998
                           (Principal Financial and Accounting Officer)
/s/ W. Daniel Cook
----------------------
   W. Daniel Cook          Director                                              March 27, 1998

/s/ William W. Sherrill
----------------------
 William W. Sherrill       Director                                              March 27, 1998

/s/ Rod L. Crosby, Jr.
----------------------
 Rod L. Crosby, Jr.        Director                                              March 27, 1998

/s/ Clyde C. Waddell, Jr.
----------------------
Clyde C. Waddell, Jr.      Director                                              March 27, 1998

/s/ Richard J. Marxen
----------------------
  Richard J. Marxen        Director                                              March 27, 1998

/s/ Robert L. Brewton
----------------------
  Robert L. Brewton        Director                                              March 27, 1998

                                       38