Form 10-K405/A
period 1997-12-31
APPLE ORTHODONTIX INC
filed 1998-04-30
CIK 1031176

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

                            ------------------------

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
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                           ON WHICH REGISTERED
       -------------------                          ---------------------
      Class A Common Stock,                        American Stock Exchange
    $.001 Par Value Per Share

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

     At March 25, 1998, the number of shares outstanding of registrant's Class A Common Stock was 10,129,991.

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE

================================================================================

     Apple Orthodontix, Inc., a Delaware corporation (the "Company"), hereby amends its Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on March 31, 1998, pursuant to Instruction G (3) to Form 10-K by completing Items 10 through 13 of Part III thereof. In addition to this information, the Annual Report on Form 10-K/A (Amendment No. 1) includes all information required by Parts I, II and IV of Form 10-K that the Company included in its original Form 10-K filed on March 31, 1998.

                               TABLE OF CONTENTS

                                                  PAGE
                                                  -----
                        PART I
Items 1                                               1
 and 2.   Business and Properties..............
Item 3.   Legal Proceedings....................      11
Item 4.   Submission of Matters to a Vote of         12
          Security Holders.....................
                        PART II
Item 5.   Market for Registrant's Common Stock       13
          and Related Shareholder Matters......
Item 6.   Selected Financial Data..............      15
Item 7.   Management's Discussion and Analysis       16
          of Financial Condition and Results of
          Operations...........................
Item 7A.  Quantitative and Qualitative               20
          Disclosures About Market Risk........
Item 8.   Financial Statements and                   21
          Supplementary Data...................
Item 9.   Changes In and Disagreements With          36
          Accountants on Accounting and
          Financial Disclosure.................
                       PART III
Item 10.  Directors and Executive Officers of        36
          the Registrant.......................
Item 11.  Executive Compensation...............      38
Item 12.  Security Ownership of Certain              42
          Beneficial Owners and Management.....
Item 13.  Certain Relationships and Related          42
          Party Transactions...................
                        PART IV
Item 14.  Exhibits, Financial Statement              44
          Schedules, and Reports on Form 8-K...

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

     Affiliated Practices are selected based on a variety of factors, including competitive and financial strengths and historical growth of their practices and the potential for future growth in their markets. The Company also considers the local and national reputations of the Affiliated Practices within the orthodontic services industry, their ability to manage multi-location practices providing high levels of quality care and their desire to grow and improve the operating efficiency of their respective practices. The Company selects its Affiliated Practices based on the recommendations of its affiliated orthodontists and management's extensive experience with orthodontic practices in the United States and Canada.

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

     The table below summarizes certain information from the 1997 JCO Orthodontic Practice Study (the "1997 JCO Study") (the most recent available with respect to average fee per case) concerning the United States orthodontic services industry for each of the years presented:

                                          1990         1991         1992         1993         1994         1995
                                       -----------  -----------  -----------  -----------  -----------  -----------
Number of orthodontists..............        8,720        8,760        8,856        8,958        9,060        9,115
Number of new cases..................    1,308,000    1,314,000    1,416,690    1,478,070    1,540,200    1,640,700
Average fee per case.................       $3,050       $3,221       $3,401       $3,447       $3,492       $3,645

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

     EXTERNAL MARKETING. The Company and its Affiliated Practices utilize multimedia advertising in certain local markets to stimulate demand for treatment and promote name recognition for the Company and the Affiliated Practices. The general public traditionally has had little information about the availability of orthodontic services or orthodontic fees prior to an initial consultation with an orthodontist. The advertisements address the two primary barriers to receiving orthodontic treatment, availability and affordability, by focusing on the availability of orthodontic services and the more affordable payment plans offered by the Affiliated Practices. The advertisements also stress the quality of care available at the Affiliated Practices and the advantages of receiving orthodontic treatment from a professionally trained orthodontist as opposed to a general dentist. The advertisements also promote a toll-free number for ease of scheduling an appointment with the local Affiliated Practice.

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

LOCATIONS

     As of December 31, 1997, the Company provided management services in the following locations:

                                                        NUMBER OF
                                           -------------------------------------
             STATE/PROVINCE                PRACTICES    OFFICES    ORTHODONTISTS
----------------------------------------   ---------    -------    -------------
Alberta.................................        5           6             5
Arizona.................................        2           5             2
British Columbia........................        2           4             2
California..............................       11          15            11
Colorado................................        6          12             6
Connecticut.............................        5           7             6
Georgia.................................        1           1             1
Illinois................................        1           4             1
Montana.................................        1           3             1
Nevada..................................        1           1             2
New Mexico..............................        1           2             1
New York................................        1           2             1
Ontario.................................        3           4             6
Pennsylvania............................        2           4             2
South Carolina..........................        1           1             1
Texas...................................        5          18            13
Utah....................................        2           5             2
Virginia................................        1           2             3
                                               --                        --
                                                        -------
     Totals.............................       51          96            66
                                               ==       =======          ==

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

     The service fees payable to the Company by the Affiliated Practices under the Service Agreements are calculated in accordance with the Company's three general types of Service Agreements -- the standard form of the Service Agreement (the "Standard Contract"), the alternative form of the Service Agreement (the "Alternative Contract") and a Service Agreement based upon a flat fee (the "Flat Fee Contract"). The Standard Contract calls for a calculation of the monthly service fee based on the total revenues earned by the Affiliated Practices, which is defined by the agreement to represent 24% of the total contract value in the initial month of a patient's treatment, with the remainder of the contract balance earned evenly over the balance of the contract term. From total revenues, the Company retains a percentage of the Affiliated Practices' cash collections. The Alternative Contract is used in certain jurisdictions where use of the Standard Contract is not permitted. It is a cost-plus fee arrangement, whereby the service fee includes the reimbursement of defined expenses incurred by the Company in the course of providing services to the Affiliated Practice plus a percentage of revenues. The Flat Fee Contract is based on a flat fee that is subject to adjustment on an annual basis. It is used when local jurisdictions do not allow use of the Standard Contract or the Alternative Contract. The Company believes the fees generated by each of these formulas are reflective of the fair market value of the service provided and are comparable to the fees earned by other management service companies in the respective jurisdictions where these arrangements exist. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview".

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

     Under each Service Agreement, the applicable Affiliated Practice retains the responsibility for, among other things, (i) hiring, compensating and supervising orthodontist employees and other licensed dental professionals, (ii) ensuring that orthodontists have the required licenses, credentials, approvals and other certifications appropriate to the performance of their duties and
(iii) complying with federal and state laws, regulations and ethical standards applicable to the practice of orthodontics. In addition, the Affiliated are exclusively in control of all aspects of the practice of orthodontics and the provision of orthodontic services.

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

ORTHODONDIST EMPLOYMENT AGREEMENTS

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

  HEALTH CARE REFORM PROPOSALS

     The U.S. Congress has considered various types of health care reform, including comprehensive revisions to the current health care system. It is uncertain what, if any, legislative proposals will be adopted in the future or what actions federal or state legislatures or third-party payors may take in anticipation of or in response to any health care reform proposals or legislation. Health care reform legislation could have a material adverse effect the operations of the Company, and changes in the health care industry, such as the growth of managed care organizations and provider networks, may result in lower payment levels for the services of orthodontic practitioners and lower profitability for Affiliated Practices, which would reduce the service fees payable to the Company.

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

ITEM 3.  LEGAL PROCEEDINGS

     On December 10, 1996, Orthodontic Centers of America, Inc. ("OCA") filed a complaint in the United States District Court for the Eastern District of Louisiana against the Company, Dr. Vondrak, John G. Vondrak, P.C. and John G. Vondrak Apple Orthodontix, Inc. ("JGVAOI"), alleging, among other things, misappropriation of trade secrets and certain breaches of a confidentiality agreement executed by Dr. Vondrak, on behalf of John G. Vondrak, P.C., in favor of OCA. While the Company is not a party to the confidentiality agreement, OCA alleged that the Company should be bound by its terms as a result of the relationship between Dr. Vondrak and the Company (specifically, OCA alleged that Dr. Vondrak and Apple are alter egos and, alternatively, that Dr. Vondrak was acting as the Company's agent when he executed the confidentiality agreement). OCA's complaint stated that OCA was seeking monetary damages in excess of $75,000. In August 1997, the court dismissed OCA's claims without prejudice on the grounds that the court lacked jurisdiction. There can be no assurance that OCA will not seek to overturn the court's decision or file a similar suit in another jurisdiction.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Prior to the closing of the IPO, the stockholders of the Company approved a number of matters during the period covered by this Annual Report on Form 10-K. On April 24, 1997, the stockholders approved by unanimous written consent (i) the amendment and restatement of the Company's Certificate of Incorporation to, among other things, (A) increase the number of authorized shares of capital stock to 39,106,852 shares, consisting of 25,000,000 shares of Common Stock, 4,106,852 shares of Class B Common Stock, par value $.001 per share (the "Class B Stock") and 10,000,000 shares of Preferred Stock, (B) change the par value of Common Stock to $.001 per share and (C) reclassify each outstanding share of Common Stock into 4,012.556913 shares of Class B Stock; and (ii) the adoption of the Company's 1996 Stock Option Plan. On May 18, 1997, the stockholders approved by unanimous written consent a certificate of amendment to the Company's Restated Certificate of Incorporation providing for the reclassification of each issued and outstanding share of Class B Stock into 0.815 shares of Class B Stock.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     (a) The Company's authorized common stock consists of 25,000,000 shares of Common Stock and 4,106,852 shares of Class B Stock.

     The Company's Common Stock has been publicly traded on the American Stock Exchange under the symbol AOI since the Company's IPO offering on May 22, 1997. The following table sets forth the quarterly high and low sales prices for the indicated quarter of fiscal 1997:

QUARTER ENDED                           HIGH        LOW
-------------------------------------   ----        ----
June 30, 1997 (partial quarter
  commencing May 22, 1997)...........   $12 15/16   $  7 3/8
September 30, 1997...................    16 1/4        9
December 31, 1997....................    16 1/16      10

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

                                                                  PERIOD FROM INCEPTION
                                              YEAR ENDED         (JULY 15, 1996) THROUGH
                                           DECEMBER 31, 1997        DECEMBER 31, 1996
                                           -----------------     -----------------------
                                                     (IN THOUSANDS, EXCEPT
                                                       PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Management service fee revenues(1)......        $19,186                 $--
Costs and expenses(2):
     Salaries and benefits..............          8,411                       627
     Orthodontic supplies...............          2,352                 --
     Rent...............................          2,156                        20
     Advertising and marketing..........            484                 --
     General and administrative.........          3,617                       232
     Depreciation and amortization......            943                         5
     Special compensation expense
       related to issuance of
       stock(3).........................        --                         13,812
     Special consulting expense related
       to issuance of stock(3)..........        --                          9,613
                                           -----------------     -----------------------
     Total costs and expenses...........         17,963                    24,309
                                           -----------------     -----------------------
Operating income (loss).................          1,223                   (24,309)
Interest expense........................            274                 --
Interest and other income...............           (207)                --
                                           -----------------     -----------------------
Income (loss) before income tax
  provision.............................          1,156                   (24,309)
Income tax provision....................            439                 --
                                           -----------------     -----------------------
Net income (loss).......................        $   717                 $ (24,309)
                                           =================     =======================
Earnings (loss) per common and common equivalent share:
     Basic..............................        $  0.09                 $   (7.24)
     Diluted............................           0.09                     (7.24)
Weighted average shares outstanding:
     Basic..............................          8,132                     3,359
     Diluted............................          8,344                     3,359

                                              DECEMBER 31,
                                          ---------------------
                                            1997        1996
                                          ---------  ----------
BALANCE SHEET DATA:
Working capital.........................  $   2,645  $   (2,324)
Total assets............................     55,180       1,461
Long-term debt, net of current
  portion...............................        248      --
Stockholders' equity....................     35,493        (884)

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

     The securities markets have, from time to time, experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. These fluctuations often substantially affect the market price of a company's common stock. The market prices for securities of physician practice management companies have been, and can in the future be to be, particularly volatile. The market price of the Common Stock may be subject to volatility from quarter to quarter depending on announcements regarding the Affiliated Practices and the Company's ability to open new offices, affiliations by the Company or its competitors, government relations, developments or disputes concerning proprietary rights, changes in health care policy in the United States and Canada, the issuance of stock market analyst reports and recommendations, and economic and other external factors beyond the control of the Company, as well as operating results of the Company and fluctuations in the Company's financial results.

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

     In May 1997, the Company issued and sold 2,702,500 shares of Common Stock in its IPO. The IPO provided the Company with net proceeds of $12.1 million. The Company used the net proceeds from the IPO to fund cash paid for affiliations with the Founding Affiliated Practices of $6.6 million with the remainder funding affiliations with additional practices. In November 1997, the Company issued and sold 1,490,014 shares of Common Stock in a public offering (the "Offering"). The Offering provided the Company with net proceeds of $15.3 million. The Company has used the proceeds of the Offering to repay $12.2 million under the Chase Facility, to affiliate with additional orthodontists, to develop new offices, for capital expenditures and for general corporate purposes.

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

ARTHUR ANDERSEN LLP

Houston, Texas
February 25, 1998

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                DECEMBER 31,
                                       -------------------------------
                                            1997            1996
                                       --------------  ---------------
               ASSETS
Current assets:
     Cash and cash equivalents.......  $    2,114,449  $        21,254
     Restricted cash.................       2,140,146        --
     Receivable from orthodontic
       practices, net of allowances
       of $69,163 and $0,
       respectively..................       2,361,627        --
     Prepaid expenses................         250,205        --
     Other current assets............         644,557        --
                                       --------------  ---------------
          Total current assets.......       7,510,984           21,254
                                       --------------  ---------------
Property and equipment, net..........       6,025,430        --
Intangible assets, net...............      39,146,371           44,687
Receivable from orthodontic
  practices, net of current
  portion............................       1,641,633        --
Deferred issuance costs..............          34,325        1,395,350
Other assets.........................         821,508        --
                                       --------------  ---------------
          Total assets...............  $   55,180,251  $     1,461,291
                                       ==============  ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
              (DEFICIT)
Current liabilities:
     Current maturities of long-term
       debt..........................  $    1,022,710  $     --
     Accounts payable and accrued
       expenses......................       3,242,000        1,830,009
     Payable to orthodontic
       practices.....................         250,649        --
     Income tax payable..............         351,013        --
     Amounts due to venture capital
       investors.....................        --                515,000
                                       --------------  ---------------
          Total current
             liabilities.............       4,866,372        2,345,009
                                       --------------  ---------------
Long-term debt, net of current
  maturities.........................         247,624        --
Deferred income taxes................      14,544,383        --
Other long-term obligations..........          29,099        --
                                       --------------  ---------------
          Total liabilities..........      19,687,478        2,345,009
                                       --------------  ---------------
Commitments and contingencies
Stockholders' equity (deficit)
     Class A common stock , $0.001 par value, 25,000,000 shares authorized,
       9,980,192 and 0 shares issued and
       outstanding...................           9,980        --
     Class B common stock, $0.001 par
       value, 4,106,852 shares
       authorized, 3,176,774 and
       3,347,084 shares issued and
       outstanding...................           3,177            3,347
     Additional paid-in capital......      58,295,163       23,422,313
     Warrants........................         777,106        --
     Retained deficit................     (23,592,653)     (24,309,378)
                                       --------------  ---------------
          Total stockholders' equity
             (deficit)...............      35,492,773         (883,718)
                                       --------------  ---------------
          Total liabilities and
             stockholders' equity
             (deficit)...............  $   55,180,251  $     1,461,291
                                       ==============  ===============

   The accompanying notes are an integral part of these consolidated financial statements.

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   PERIOD FROM
                                    INCEPTION
                                    (JULY 15,
                            YEAR ENDED 1996) THROUGH
                                        DECEMBER 31,     DECEMBER 31,
                                            1997             1996
                                        -------------    -------------
Management service fee revenues......    $ 19,185,550    $    --
Costs and expenses:
  Salaries and benefits..............       8,411,032          627,476
  Orthodontic supplies...............       2,351,786         --
  Rent...............................       2,155,876           19,676
  Advertising and marketing..........         483,973         --
  General and administrative.........       3,616,596          232,232
  Depreciation and amortization......         943,437            4,510
  Special compensation expense
     related to issuance of stock....        --             13,812,681
  Special consulting expense related
     to issuance of stock............        --              9,612,803
                                        -------------    -------------
          Total costs and expenses...      17,962,700       24,309,378
                                        -------------    -------------
          Operating income (loss)....       1,222,850      (24,309,378)
Interest expense.....................         273,506         --
Interest income......................        (190,669)        --
Other expense (income), net..........         (15,994)        --
                                        -------------    -------------
          Income (loss) before income
             tax provision...........       1,156,007      (24,309,378)
Income tax provision.................         439,282         --
                                        -------------    -------------
          Net income (loss)..........    $    716,725    $ (24,309,378)
                                        =============    =============
Earnings (loss) per common and common equivalent share:
          Basic......................    $       0.09    $       (7.24)
                                        =============    =============
          Diluted....................    $       0.09    $       (7.24)
                                        =============    =============
Number of shares used in calculating earnings (loss) per common and common equivalent share:
          Basic......................       8,131,905        3,358,513
                                        =============    =============
          Diluted....................       8,344,398        3,358,513
                                        =============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                CLASS A AND B                                                        TOTAL
                                                COMMON STOCK          ADDITIONAL                                 STOCKHOLDERS'
                                          -------------------------     PAID-IN                    RETAINED         EQUITY
                                              SHARES       AMOUNT       CAPITAL      WARRANTS      DEFICIT         (DEFICIT)
                                          --------------  ---------   -----------    --------    ------------    -------------
BALANCE, July 15, 1996..................        --        $  --       $   --         $  --       $    --          $   --
     Issuance of stock..................       3,347,084      3,347    23,422,313       --            --            23,425,660
     Net loss...........................        --           --           --            --        (24,309,378)     (24,309,378)
                                          --------------  ---------   -----------    --------    ------------    -------------
BALANCE, December 31, 1996..............       3,347,084      3,347    23,422,313       --        (24,309,378)        (883,718)
     Issuances of common stock..........       4,196,800      4,197    27,428,872       --            --            27,433,069
     Transfers of certain assets and
       liabilities by founders..........       3,682,554      3,683       495,274       --            --               498,957
     Special dividend to founders.......        --           --        (6,591,711)      --            --            (6,591,711)
     Issuance of warrants...............        --           --          (777,106)    777,106         --              --
     Issuance of stock to new affiliated
       practices........................       1,930,528      1,930    14,112,622       --            --            14,114,552
     Issuances of options to
       non-employees....................        --           --           204,899       --            --               204,899
     Net income.........................        --           --           --            --            716,725          716,725
                                          --------------  ---------   -----------    --------    ------------    -------------
BALANCE, December 31, 1997..............      13,156,966  $  13,157   $58,295,163    $777,106    $(23,592,653)    $ 35,492,773
                                          ==============  =========   ===========    ========    ============    =============

    The accompanying notes are an integral part of these consolidated financial statements.

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                PERIOD FROM
                                                                 INCEPTION
                                                              (JULY 15, 1996)
                                           YEAR ENDED             THROUGH
                                        DECEMBER 31, 1997    DECEMBER 31, 1996
                                        -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)...............      $   716,725         $ (24,309,378)
     Adjustments to reconcile net
       income (loss) to net cash used
       in operating activities:
          Depreciation and
             amortization............          943,437                 4,510
          Deferred income tax
             expense.................           88,270             --
          Special compensation and
             consulting expense paid
             in stock................         --                  23,425,484
          Provision for doubtful
             accounts................           69,163             --
     Changes in assets and
       liabilities, excluding effects
       of acquisitions:
          Receivable from orthodontic
             practices...............       (2,322,907)            --
          Prepaid expenses...........         (285,888)            --
          Other assets...............         (683,073)            --
          Payables and other accrued
             liabilities.............       (1,766,379)              404,215
                                        -----------------    -----------------
               Net cash used in
                  operating
                  activities.........       (3,240,652)             (475,169)
                                        -----------------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures............       (3,631,962)            --
     Payments for new affiliated
       practices.....................       (6,815,963)            --
     Payments of costs associated
       with entering into new
       affiliations..................       (1,548,751)
     Payment into escrow for a new
       affiliated practice...........       (2,140,146)            --
     Advances to affiliates..........       (1,868,446)            --
     Repayment of advances by
       affiliates....................          123,142             --
                                        -----------------    -----------------
               Net cash used in
                  investing
                  activities.........      (15,882,126)            --
                                        -----------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings........       14,934,130               798,744
     Repayments of borrowings........      (15,353,817)             (253,300)
     Proceeds from issuances of
       common stock..................       33,723,540                   176
     Cash paid related to common
       stock issuance costs..........       (5,496,169)              (49,197)
     Special dividend to founders....       (6,591,711)            --
                                        -----------------    -----------------
               Net cash provided by
                  financing
                  activities.........       21,215,973               496,423
                                        -----------------    -----------------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS........................        2,093,195                21,254
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD................           21,254             --
                                        -----------------    -----------------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD.............................      $ 2,114,449         $      21,254
                                        =================    =================

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

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

  INTANGIBLE ASSETS, NET

     Intangible assets consist primarily of service fee intangibles which are amortized over the life of the service agreement (ranging from 20 to 40 years) with the respective Affiliated Practice. Service fee intangibles represent the excess of the costs of affiliation over the fair value of the net assets acquired. The costs of affiliation include the consideration paid to the owners of the Affiliated Practices, the incremental out-of-pocket costs incurred in connection with the affiliation and the direct costs related to the Apple employees who identify, evaluate, negotiate and close the affiliation. Such costs are recorded as other noncurrent assets until consummation of the affiliation. If an affiliation is not consummated, all such costs are expensed in the period in which the affiliation is abandoned. The Company's management periodically evaluates the realizability of the intangible assets on a practice by practice basis considering such factors as profitability and net cash flow. Should this evaluation result in an assessment that the value of the intangible asset is overstated, an adjustment will be made in the period that the adjustment is identified. If it is determined that the estimated remaining service period requires revision, that revision will be made on a prospective basis.

  REVENUE RECOGNITION

     The management service fee revenues (the "Service Fees") payable to the Company by the Founding Affiliated Practices under their Service Agreements with the Company (the "Service Agreements") vary based on the fair market value, as determined in arm's-length negotiations, for the nature and amount of services provided. Except with respect to Service Agreements providing for the payment of flat fees, the Service Fees earned by the Company are in accordance with the Company's two general types of Service Agreements. The Standard Contract calls for a calculation of the monthly Service Fee based on the total revenues earned by the Founding Affiliated Practices, which is defined by the agreement to represent 24% of the total contract value in the initial month of a patient's treatment with the remainder of the contract balance earned evenly over the balance of the contract term. From total revenues, the practices retain a percentage of the Founding Affiliated Practices' cash collections. There are adjustments to the service fee designed to both provide incentives for the orthodontists to provide efficient patient treatment and to increase the number of patients treated, as well as to ensure that the orthodontists retain a minimum amount for payment of their compensation from their respective practices on a monthly basis. The Alternative Contract is used in California. It is a cost plus fee arrangement, whereby the service fee includes the reimbursement of expenses incurred by Apple in the course of providing services to the Founding Affiliated Practice plus a percentage based on revenues.

  GENERAL AND ADMINISTRATIVE COSTS

     General and administrative costs include office expenses, professional fees, clerical and other administrative overhead.

  INCOME TAXES

     The Company recognizes deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) of assets and liabilities using enacted tax rates and laws in effect in the years in which the differences are expected to reverse.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The book values of each of these items are considered to be representative of their respective fair values.

  NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." This statement establishes new standards for computing and presenting earnings per share requiring the presentation of "basic" and "diluted" earnings per share as compared to "primary" and "fully diluted" earnings per share. The Company adopted SFAS No. 128 for the year ended December 31, 1997 and restated its prior period earnings per share data.

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

3.  NEW ORTHODONTIST AFFILIATIONS

     During the period from commencement of operations (June 1, 1997) through December 31, 1997, the Company completed New Orthodontist Affiliations with 21 practices representing 27 orthodontists and 37 office locations. In addition, eight orthodontists joined existing Affiliated Practices. The New Orthodontist Affiliations generated patient revenue of $23.2 million (unaudited) for their most recently completed fiscal year. Prior patient revenue is not necessarily indicative. of the level of patient revenue that these practices may be expected to generate in the future and is not necessarily indicative of the future Service Fees that the Company will receive in conjunction with these affiliations.

     Total consideration related to the New Orthodontist Affiliations is summarized as follows:

Cash.................................  $    6,815,963
Deferred payments....................         321,054
Debt assumed.........................         650,000
Common stock.........................      14,114,552
                                       --------------
          Total consideration........  $   21,901,569
                                       ==============

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

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

4.  PROPERTY AND EQUIPMENT

     A summary of property and equipment is as follows:

                                         USEFUL         DECEMBER 31,
                                        LIVES IN   -----------------------
                                         YEARS         1997        1996
                                        --------   ------------  ---------
Equipment............................        5     $  1,440,889  $  --
Furniture and fixtures...............        7        1,371,330     --
Computer software....................        5        1,310,521     --
Leasehold improvements...............        5        1,073,448     --
Construction in progress.............     --            831,250     --
Computer hardware....................        3          487,460     --
                                                   ------------  ---------
                                                      6,514,898     --
Less: accumulated depreciation.......                  (489,468)    --
                                                   ------------  ---------
                                                   $  6,025,430  $  --
                                                   ============  =========

5.  INTANGIBLE ASSETS

     A summary of intangible assets is as follows:

                                             DECEMBER 31,
                                       -------------------------
                                            1997         1996
                                       --------------  ---------
Service fee intangible...............  $   39,482,835  $  --
Other................................         122,015     49,197
                                       --------------  ---------
                                           39,604,850     49,197
Less: accumulated amortization.......        (458,479)    (4,510)
                                       --------------  ---------
                                       $   39,146,371  $  44,687
                                       ==============  =========

6.  LONG-TERM DEBT

     A summary of long-term debt is as follows:

                                              DECEMBER 31,
                                       --------------------------
                                           1997          1996
                                       ------------  ------------
Unsecured revolving credit
  facility...........................  $    --       $    --
Notes payable, maturing in varying
  amounts through October 2002, with
  interest ranging from 7.5% to
  9.25%..............................     1,076,020       --
Capitalized lease obligations, due in
  monthly installments through April
  2001, with interest ranging from
  9.5% to 24.66%.....................       194,314       --
                                       ------------  ------------
                                          1,270,334       --
     Less: current maturities........     1,022,710       --
                                       ------------  ------------
Long-term debt, net of current
maturities...........................  $    247,624  $    --
                                       ============  ============

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     Aggregate maturities of the notes payable and the future minimum payments under leases are as follow:

Year Ended December 31,
     1998............................  $  1,022,710
     1999............................       142,252
     2000............................        54,303
     2001............................        34,383
     2002............................        16,686
     Thereafter......................       --
                                       ------------
                                       $  1,270,334
                                       ============

7.  STOCKHOLDERS' EQUITY

  COMMON STOCK

     Holders of the Company's Class A common stock (the "Class A Stock") are entitled to one vote per share. Holders of the Company's Class B common stock (the "Class B Stock") are entitled to three-tenths ( 3/10ths) of a vote per share. The Class B Stock is convertible into Class A Stock in certain circumstances, including the disposition of shares of Class B Stock by the holder thereof (excluding dispositions to such holder's affiliates). During the year ended December 31, 1997, 170,310 shares of Class B Stock were converted into Class A Stock. Included in the 9,980,192 shares of Class A Stock at December 31, 1997 were 1,027,354 nonvoting exchangeable shares issued in connection with Canadian affiliations during 1997 which are exchangeable into shares of Class A Stock.

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

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

                                            YEAR ENDED DECEMBER 31,
                                          ---------------------------
                                             1997          1996
                                          ----------  ---------------
Net income (loss)
     As reported........................  $  716,725  $   (24,309,378)
                                          ==========  ===============
     Pro forma..........................  $  591,637  $   (24,309,378)
                                          ==========  ===============
Income (loss) per share
     As reported........................  $     0.09  $         (7.24)
                                          ==========  ===============
     Pro forma..........................  $     0.07  $         (7.24)
                                          ==========  ===============

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

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     The amounts of consolidated federal and state income tax expense are as follows:

                                        YEAR ENDED DECEMBER
                                                31,
                                       ----------------------
                                          1997        1996
                                       ----------  ----------
Current:
     Federal.........................  $  298,361  $   --
     State...........................      52,652      --
                                       ----------  ----------
                                          351,013      --
                                       ----------  ----------
Deferred:
     Federal.........................      79,782      --
     State...........................       8,487      --
                                       ----------  ----------
                                           88,269      --
                                       ----------  ----------
                                       $  439,282  $   --
                                       ==========  ==========

     A reconciliation of total income tax expense to the amounts calculated by applying the federal statutory tax rate is as follows:

                                       YEAR ENDED DECEMBER 31,
                                       ------------------------
                                          1997         1996
                                       ----------  ------------
Tax at statutory rate................  $  393,382  $   (300,524)
Add (deduct):
     State income taxes..............      45,774       (26,516)
     Nondeductible expenses..........      27,166       --
     Valuation allowance.............     (27,040)      327,040
                                       ----------  ------------
Income tax expense...................  $  439,282  $    --
                                       ==========  ============

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The components of deferred income tax liabilities and assets are as follows:

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                            1997             1996
                                       ---------------  --------------
Deferred income tax liabilities:
     Property and equipment..........  $       (38,000) $     --
     Intangibles.....................      (14,718,642)       --
                                       ---------------  --------------
          Total deferred income tax
             liabilities.............      (14,756,642)       --
                                       ---------------  --------------
Deferred income tax assets:
     Estimated tax basis resulting
       from affiliation with founding
       practices.....................          300,000        --
     Bad debt reserves...............           26,220        --
     Accrued expenses................          186,039        --
     Net operating loss..............        --                327,040
     Less: valuation allowance.......         (300,000)       (327,040)
                                       ---------------  --------------
          Total deferred income tax
          assets.....................          212,259        --
                                       ---------------  --------------
          Net deferred income tax
          liabilities................  $   (14,544,383) $     --
                                       ===============  ==============

9.  EARNINGS PER SHARE

     Earnings per common and common equivalent share have been computed based on the weighted average number of shares outstanding. The following table reconciles the number of common shares outstanding with the number of common shares used in computing earnings per share:

                                        YEAR ENDED DECEMBER 31,
                                       -------------------------
                                           1997         1996
                                       ------------  -----------
Common shares outstanding............    13,156,966    3,347,084
Effect of using weighted average
  common shares outstanding during
  the period.........................    (5,025,061)      11,429
                                       ------------  -----------
Shares used in calculating basic
  earnings per share.................     8,131,905    3,358,513
Effect of shares issuable under stock
  option plans and warrant agreements
  based on the treasury stock
  method.............................       212,493      --
                                       ------------  -----------
Shares used in calculating diluted
  earnings per share.................     8,344,398    3,358,513
                                       ============  ===========

10.  SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental disclosures of cash flow information are as follows:

                                        YEAR ENDED DECEMBER
                                                31,
                                       ---------------------
                                          1997       1996
                                       ----------  ---------
Interest paid during the period, net
  of capitalized interest............  $  279,313  $  --
Income taxes paid during the
  period.............................      --      $  --

     The Company acquired assets in capital lease transactions for $263,781 and $0 in 1997 and 1996, respectively.

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11.  COMMITMENTS AND CONTINGENCIES

     The Company has entered into various non-cancelable operating lease agreements, primarily for facilities and equipment utilized for operations. Rental expense under operating leases was $1,801,944 and $19,676 in 1997 and 1996, respectively. Minimum future annual lease payments under these agreements are as follows:

Year Ended December 31,
     1998............................  $  2,086,462
     1999............................     1,731,841
     2000............................     1,480,489
     2001............................     1,185,844
     2002............................       743,002
     Thereafter......................     1,215,345
                                       ------------
                                       $  8,442,983
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

     The practice of a founding stockholder of the Company (the "Founding Stockholder") paid for certain costs and expenses on behalf of the Company prior to the consummation of the IPO. The amount payable to the Founding Stockholder's practice at December 31, 1996 was $30,444 and was included in accounts payable and accrued expenses in the accompanying balance sheet. This amount was repaid with the proceeds from the IPO.

13.  CONCENTRATIONS OF SERVICE FEE REVENUE

     For the year ended December 31, 1997, 14% of the Company's revenues were derived from one Affiliated Practice, which was the only Affiliated Practice that provided 10% or more of revenues. For the year ended December 31, 1997, 25% of the Company's revenues were derived from Affiliated Practices in Canada.

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14.  COMBINED PATIENT DATA

     Combined operating data for the Affiliated Practices for the period from initial affiliation through December 31, 1997 is as follows:

                                          PATIENT          CASH
                                         REVENUES      COLLECTIONS
                                        -----------    ------------
Practices participating under the
  Standard Contract..................   $14,891,945    $ 13,617,373
Practices participating under the
  Alternative Contract...............     4,095,918       3,982,313
Practices participating under flat
  fee agreements.....................     6,054,841       6,054,841
                                        -----------    ------------
                                        $25,042,704    $ 23,654,527
                                        ===========    ============

     Combined patient receivables, net of the Affiliated Practices as of December 31, 1997 is as follows:

Patient receivables..................  $  3,471,028
Unbilled patient receivables.........     3,443,896
Patient prepayments..................    (2,410,327)
                                       ------------
          Patient receivables, net of
             prepayments.............  $  4,504,597
                                       ============

15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                          FIRST         SECOND        THIRD          FOURTH
                                         QUARTER       QUARTER       QUARTER        QUARTER
                                       ------------  ------------  ------------  --------------
1997
     Management service fee
       revenues......................  $    --       $  1,685,957  $  7,479,653  $   10,019,940
     Operating income (loss).........      (475,322)     (609,521)      873,995       1,433,698
     Net income (loss)...............      (475,322)     (192,962)      512,763         872,246
     Basic earnings (loss) per
       share.........................         (0.14)        (0.03)         0.05            0.07
     Diluted earnings (loss) per
       share.........................         (0.14)        (0.03)         0.05            0.07
1996
     Management service fee
       revenues......................  $    --       $    --       $    --       $     --
     Operating income (loss).........       --            --           (172,395)    (24,136,983)
     Net income (loss)...............       --            --           (172,395)    (24,136,983)
     Basic earnings (loss) per
       share.........................       --            --              (0.05)          (7.19)
     Diluted earnings (loss) per
       share.........................       --            --              (0.05)          (7.19)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages (as of April 13, 1998) and positions of the Company's executive officers and key employees:

                    NAME               AGE             POSITION
-----------------------------------    --- --------------------------------
John G. Vondrak, D.D.S.............    57  Chairman of the Board and Chief
                                            Executive Officer
Robert J. Syverson.................    49  President and Chief Operating
                                            Officer
Michael W. Harlan..................    37  Vice President and Chief
                                            Financial Officer
H. Steven Walton...................    40  Vice President of Business
                                            Development
W. Daniel Cook.....................    43  Chief Administrative Officer and
                                            a Director
LeeAnn Peniche(1)..................    37  Vice President of Training and
                                            Marketing

------------

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

     MICHAEL W. HARLAN has been Vice President and Chief Financial Officer of Company since March 1997. From December 1996 to February 1997, Mr. Harlan served as a consultant to the Company on financial and accounting matters. From April 1991 through December 1996, Mr. Harlan held various positions in the finance and acquisition departments of Sanifill, Inc., an international environmental services company that was acquired by USA Waste Services, Inc. in 1996. He served as the Treasurer of Sanifill, Inc. beginning in September 1993. While at Sanifill, Inc., Mr. Harlan participated in numerous acquisitions and was actively involved in raising public and private capital.

     H. STEVEN WALTON has served as Vice President of Business Development since June 1997 and served as Vice President of Acquisitions from March 1997 to June 1997. From June 1994 to February 1997, Mr. Walton served as Vice President -- Government Affairs and General Counsel of Sanifill, Inc., which was acquired by USA Waste Services, Inc. in 1996, and then as Vice President of Business Development of USA Waste Services, Inc. Before joining Sanifill, Mr.
Walton was Senior Vice President and General

Counsel of Catalyst Energy Corporation, an independent power company, and then Of Counsel to the law firm Blackwell, Sanders, Matheny, Weary & Lombardi, Kansas City, Missouri.

     W. DANIEL COOK has served as a director of the Company since October 1996 and as Chief Administrative Officer since February 1997. From December 1996 to May 1997, Mr. Cook served as a consultant to the Company on various legal matters. Prior thereto he was a partner at the law firm of Breard, Raines & Cook, P.L.L.C. from March 1996 to May 1997 and was associated with the law firm of Page, Mannio, Peresich, Dickinson & McDermott, P.L.L.C. from 1991 to 1995.

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

DIRECTORS OF THE REGISTRANT

     The following sets forth information concerning the Class I, Class II and Class III directors of the Company whose present terms of office will expire at the 1998, 1999 or 2000 annual meetings of stockholders, respectively, including each director's age as of April 13, 1998, position with the Company, if any, and business experience during the past five years.

  CLASS I

     ROD L. CROSBY, JR., age 59, has served as a director of the Company since July 1997. Mr. Crosby has served as the Senior Vice President of Business Development of Corporate Express, a supplier of office products and services, since 1995. From 1994 to 1995, Mr. Crosby served as a director of U.S. Delivery Systems, Inc., a delivery service company formed as a result of a combination in November 1993 of a number of delivery companies, including ViaNet, Inc., a company founded by Mr. Crosby. Prior to that time, Mr. Crosby served as Chairman and Chief Executive Officer of ViaNet, Inc. from 1986 until 1993. Mr. Crosby serves on the board of directors of e-CommLink, a software company serving the banking and medical industries.

     RICHARD J. MARXEN, age 51, has served as a director of the Company since February 1998. Mr. Marxen is the founder of Connective Technologies, Inc., a privately-held business solutions provider for systems integration, and has served as its chairman, president and chief executive officer since 1990. Prior to that time, Mr. Marxen founded a business consulting firm and a management systems consulting firm.

  CLASS II

     W. DANIEL COOK. See "-- Executive Officers of the Registrant."

     WILLIAM W. SHERRILL, age 71, has served as a director of the Company since October 1996. He is an Executive Professor at the University of Houston College of Business Administration and is the Director for the University of Houston's Center for Entrepreneurship & Innovation. Mr. Sherrill was formerly the principal of William W. Sherrill, Financial Consultants from 1974 to 1981. From 1971 to 1974, Mr. Sherrill served as the President of Associates Corporation of North America and was a director of Gulf and Western Industries, Inc. Before joining Associates Corporation, he was appointed by the President of the United States in 1967 to fill an unexpired term as Governor of the Federal Reserve Board in Washington, D.C. and was reappointed to a full 14-year term on the Board of Governors. Prior to his Federal Reserve appointment, he was the Director of the Federal Deposit Insurance Corporation. Mr. Sherrill initially was appointed to the Company's Board of Directors pursuant to the provisions of a funding agreement between The Company and TriCap Funding I, L.L.C. ("TriCap"). See "Certain Relationships and
Related Party Transactions" under Item 13.

     ROBERT L. BREWTON, age 45, has served as a director of the Company since February 1998. Since January 1996, Mr. Brewton has served as the Chief Investment Officer of Residential Company of America, Ltd., a privately-held real estate investment and management company. From 1987 until January 1996, Mr. Brewton served as President of the multifamily division of the Transwestern Property Company, the predecessor of Residential Company of America, Ltd.

  CLASS III

     JOHN G. VONDRAK, D.D.S. See "-- Executive Officers of the Registrant."

     CLYDE C. WADDELL, JR., age 56, has served as a director of the Company since July 1997. Mr. Waddell is the owner, President and Chief Executive Officer of Hester's Office Center, Inc., an office supply company, and has served in such capacity for more than the past five years. Mr. Waddell is a certified public accountant.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Commission and the American Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all such forms they file. Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all its directors and executive officers during 1997 complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     Each director who is not an employee of the Company receives a fee of $2,000 for attendance at each Board of Directors meeting and $1,000 for each committee meeting (unless held on the same day as a Board of Directors meeting). All directors are reimbursed for their out-of-pocket expenses and other expenses incurred in attending meetings of the Board or committees thereof and for other expenses incurred in their capacity as directors. In addition, under the Company's 1997 Stock Compensation Plan, each current nonemployee director has been granted nonqualified options to purchase 10,000 shares of Common Stock. In addition, each newly elected nonemployee director automatically will be granted nonqualified options to purchase 10,000 shares of Common Stock on the date that person first becomes a nonemployee director of the Company. Thereafter, each nonemployee director automatically will be granted nonqualified options to purchase 5,000 shares of Common Stock on the first business day of the month following the date of the Company's annual meeting of stockholders. Each option will have an exercise price per share equal to the fair market value of the Company's Common Stock on the date of grant. On completion of the Company's IPO in May 1998, Mr. Sherrill was granted an option to purchase 10,000 shares of Common Stock at an exercise price per share equal to the initial public offering price to the public. Each of Messrs. Crosby, Waddell, Brewton and Marxen received an option to purchase 10,000 shares of Common Stock on his appointment to the Board of Directors (July 1997 for Messrs. Crosby and Waddell and February 1998 for Messrs. Brewton and Marxen) at an exercise price per share equal to the fair market value of the Common Stock on the date of grant. All the options granted to the nonemployee directors have a term of ten years, and become exercisable as to one-quarter on the date of grant, and thereafter in cumulative annual installments of one-quarter beginning on the first anniversary of the date of grant.

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth information regarding the compensation of the Company's (i) Chief Executive Officer for the fiscal years ended December 31, 1996 and 1997 and (ii) other executive officers (together with the Chief Executive Officer, the "Named Executive Officers") for the fiscal year ended December 31, 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM COMPENSATION AWARDS
                                                         ANNUAL COMPENSATION(1)          -----------------------------
                                                  ------------------------------------                        SHARES
                                                                         OTHER ANNUAL    RESTRICTED STOCK   UNDERLYING
     NAME AND PRINCIPAL POSITION         YEAR     SALARY(2)     BONUS    COMPENSATION         AWARDS         OPTIONS
-------------------------------------  ---------  ----------  ---------  -------------   ----------------   ----------
John G. Vondrak, D.D.S. .............       1997  $  176,763  $  --         $ 2,054(3)       --               135,000
  Chairman of the Board                     1996      75,000     52,000      --              --                --
  and Chief Executive Officer
Robert J. Syverson...................       1997     159,455     --          --              --               100,000
  President and Chief                       1996      56,000     48,000      --                 (4)            --
  Operating Officer
Michael W. Harlan....................       1997     135,049     --          --              --                --
  Vice President and Chief                  1996       7,688     48,000      --                 (4)            90,000
  Financial Officer
H. Steven Walton.....................       1997     404,447(5)    37,000     --             --               161,850
  Vice President of Business                1996      --         --          --              --                --
  Development
W. Daniel Cook.......................       1997     117,564     --          --              --                70,000
  Chief Administrative                      1996      10,000     48,000      --                 (4)            --
  Officer

------------

(1) Excludes any perquisites and other benefits that do not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for any Named Executive Officer.

(2) Amounts shown for 1996 consist of fees earned as a consultant to the Company. Amounts shown for 1997 include (i) fees earned as a consultant to the Company from January 1997 to April 1997 of $62,500, $62,500, $51,021 and $40,000 for Dr. Vondrak, Mr. Syverson, Mr. Harlan and Mr. Cook, respectively.

(3) Consists of moving expenses reimbursed by the Company in 1997. Does not include amounts for shares of stock purchased by Dr. Vondrak in October 1996 in respect of which the Company recorded a special compensation expense of $9,052,346 in 1996.

(4) Does not include amounts for shares of restricted stock purchased by Messrs. Syverson and Cook in October 1996 and Mr. Harlan in December 1996. For federal income tax purposes, the Company valued the shares purchased in October 1996 at their purchase price ($1,030 for Mr. Syverson and $1,202 for Mr. Cook) and the shares purchased by Mr. Harlan at $16,139. For financial statement purposes, the Company recorded special compensation expense in 1996 for these purchases of $1,029,980 (Mr. Syverson), $537,873 (Mr. Harlan) and $1,201,637 (Mr. Cook). See "Organization of the Company" in Item 13.

(5) Includes performance-based payment for successful completion of new affiliations of orthodontists with the Company pursuant to Mr. Walton's employment agreement with the Company. See "-- Employment Agreements."

     OPTION GRANTS. The following table sets forth certain information on grants of stock options during 1997 to the Named Executive Officers reflected in the Summary Compensation Table.

                         STOCK OPTIONS GRANTED IN 1997

                                                              INDIVIDUAL GRANTS                          POTENTIAL REALIZABLE
                                          ----------------------------------------------------------           VALUE AT
                                                             PERCENT OF                                  ASSUMED ANNUAL RATES
                                             NUMBER OF         TOTAL                                           OF STOCK
                                              SHARES          OPTIONS                                   PRICE APPRECIATION FOR
                                            UNDERLYING       GRANTED TO     EXERCISE                        OPTION TERM(4)
                                              OPTIONS        EMPLOYEES     PRICE (PER     EXPIRATION   ------------------------
                                          GRANTED IN 1997     IN 1997       SHARE)(3)        DATE          5%          10%
                                          ---------------    ----------    -----------    ----------   ----------  ------------
John G. Vondrak, D.D.S..................      135,000(1)        14.6%         $7.00         05/22/07   $  594,305  $  1,506,087
Robert J. Syverson......................      100,000(1)        10.8           7.00         05/22/07      440,226     1,115,620
H. Steven Walton........................      161,850(2)        17.5           7.00         05/22/07      712,506     1,805,631
W. Daniel Cook..........................       70,000(1)         7.6           7.00         05/22/07      308,158       780,934

------------

(1) These options were granted in April 1997 and became exercisable with respect to 25% of the shares subject thereto on May 29, 1997. They become exercisable in additional 25% increments on each May 29 in the period ended May 29, 2000.

(2) Includes options to purchase 85,000 shares granted in April 1997 which have the exercisability schedule described in Note (1) above. The remaining options became exercisable with respect to 38,425 shares on May 29, 1997 and will become exercisable with respect to the remaining 38,425 shares on May 29, 1998.

(3) The exercise price of the options granted was equal to the fair market value of the Common Stock on the date of grant.

(4) The potential realizable value through the expiration date of the options has been determined on the basis of the per share market price at the time the options were granted, compounded annually over 10 years, net of the exercise price. These values have been determined based on assumed rates of appreciation and are not intended to forecast the possible future appreciation, if any, of the price or value of the Company's Common Stock.

     OPTION EXERCISES AND 1997 YEAR-END OPTION VALUES. The following table sets forth certain information with respect to unexercised options to purchase Common Stock held by the Named Executive Officers at December 31, 1997. None of the Named Executive Officers exercised options in 1997.

                          YEAR-END 1997 OPTION VALUES

                                                   NUMBER OF SHARES
                                                UNDERLYING UNEXERCISED               VALUE OF UNEXERCISED
                                                   OPTIONS HELD AT                 IN-THE-MONEY OPTIONS AT
                                                  DECEMBER 31, 1997                  DECEMBER 31, 1997(1)
                                           --------------------------------    --------------------------------
                                           EXERCISABLE    UNEXERCISABLE(2)     EXERCISABLE    UNEXERCISABLE(2)
                                           -----------    -----------------    -----------    -----------------
John G. Vondrak.........................      33,750            101,250         $ 164,531         $ 493,594
Robert J. Syverson......................      25,000             75,000           121,875           365,625
Michael W. Harlan.......................      45,000             45,000           219,375           219,375
H. Steven Walton........................      59,675            102,175           290,916           498,103
W. Daniel Cook..........................      17,500             52,500            85,313           255,938

(1) Value of unexercised in-the-money options is calculated based upon the difference between the option price and the closing price of the Common Stock at year end, multiplied by the number of shares underlying the options. The closing price of the Common Stock as reported on the American Stock Exchange on December 31, 1997 was $11.875.

(2) All these options become immediately exercisable on a change in control of the Company.

EMPLOYMENT AGREEMENTS

     The Company has employment agreements with Dr. Vondrak and Messrs. Harlan and Cook. Each of these agreements provides for an annual base salary in an amount not less than $180,000, $130,000 and

$120,000 for Dr. Vondrak, Mr. Harlan and Mr. Cook, respectively, and entitles the employee to participate in all the Company's compensation plans (as defined in the agreements) in which other executive officers of the Company participate. Each of these agreements also has a continuous three-year term, subject to the right of the Company and the employee to terminate the employee's employment at any time. If the employee's employment is terminated by the Company without cause (as defined in the agreements) or by the employee with good reason (as defined in the agreements), the employee will be entitled, during each of the years in the three-year period beginning on the termination date, to (i) periodic payments equal to his average annual cash compensation (as defined in the agreements) from the Company, including bonuses, if any, during the two years (or the period of employment, if shorter) preceding the termination date, and (ii) continued participation in all the Company's compensation plans (other than the granting of new awards under the 1997 Stock Compensation Plan or any other performance-based plan). Except in the case of a termination for cause, any stock options previously granted to the employee under the 1997 Stock Compensation Plan that have not been exercised and are outstanding as of the time immediately prior to the date of his termination will remain outstanding (and continue to become exercisable pursuant to their respective terms) until exercised or the expiration of their term, whichever is earlier. If a change of control (as defined in the agreements) of the Company occurs, the employee will be entitled to terminate his employment at any time during the 365-day period following that change of control and receive a lump-sum payment equal to three times his highest annual base salary under the agreement (plus such amounts as may be necessary to hold the employee harmless from the consequences of any resulting excise or other similar purpose tax relating to "parachute payments" under the Internal Revenue Code of 1986, as amended). Each employment agreement contains a covenant limiting the employee's right to compete against the Company for a period of one year following termination of employment.

     The Company also has employment agreements with Messrs. Syverson and Walton. Both agreements, as amended in February 1998, provide that if the Company terminates the employee's employment or the employee resigns, the employee will be entitled to a severance benefit keyed to his prior annual cash compensation and payable ratably over the 12-month period beginning on the date of termination. As of March 31, 1998, the severance benefit for Mr. Syverson would have been $682,500. As of the same date, the severance benefit for Mr. Walton, reflecting the commissions his employment agreement entitles him in connection with the Company's new affiliations with orthodontists, would have been a minimum of $1,600,000.

     Mr. Walton's employment agreement obligates the Company to lend Mr. Walton, on a nonrecourse unsecured basis, the amount necessary to enable him to exercise options to purchase up to 76,850 shares of Common Stock at an exercise price of $7.00 per share (a maximum of $537,950). The Company will treat this loan (or loans) as compensation expense and ordinary income to Mr. Walton. In that event, Mr. Walton's employment agreement would require the Company to reimburse Mr. Walton in the amount necessary to place him in essentially the same position had he purchased the optioned shares for a nominal amount in December 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     In September 1997, the Company established a Compensation Committee to make recommendations with respect to salaries and bonuses to be paid to officers and other employees of the Company. The current members of the Compensation Committee of the Board are Messrs. Brewton, Crosby, Marxen, Waddell and Sherrill (chairman), each of whom is a nonemployee director. Prior to completion of the Company's IPO, matters with respect to the compensation of executive officers and other employees of the Company were determined by the members of the Board of Directors as a whole. Messrs. Vondrak and Cook, who were members of the Board of Directors, participated in deliberations concerning compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the shares of Common Stock and the Class B Stock beneficially owned directly or indirectly as of April 13, 1998 (i) by each person who is known to the Company to own beneficially more than 5% of the Common Stock and the Class B Stock, (ii) each of the Company's directors and Named Executive Officers and (iii) all executive officers and directors as a group.

                                                    NUMBER OF SHARES BENEFICIALLY OWNED
                                        -----------------------------------------------------------
                                                   PERCENT                    PERCENT     COMBINED
                                        COMMON        OF        CLASS B          OF        VOTING
                                        STOCK(2)    CLASS        STOCK         CLASS        POWER
                                        -------    --------    ---------      --------    ---------
John G. Vondrak, D.D.S.(1)...........   377,481       4.2%     1,293,377        38.6%         8.0%
Robert J. Syverson...................    50,000      *           130,809         3.9         *
Michael W. Harlan....................    45,000      *            76,850(3)      2.3         *
H. Steven Walton.....................   120,850      *            --            --           *
W. Daniel Cook(1)....................    60,198      *           171,687         5.1         *
Robert L. Brewton....................     2,500      *            --            --           *
Rod L. Crosby, Jr....................    18,906      *            28,167        *            *
Richard J. Marxen....................     2,500      *            --            --           *
William W. Sherrill..................    66,250      *           137,350         4.1          1.1
Clyde C. Waddell, Jr.................     2,500      *            --            --           *
All executive officers and directors
  as a group (10 persons)............   746,185       7.1      1,838,240        54.9         12.4

------------

 *  less than 1%.

(1) The address of such person is 2777 Allen Parkway, Suite 700, Houston, Texas 77019.

(2) Includes shares subject to outstanding options that are or will become exercisable within 60 days of April 13, 1998, as follows: Dr. Vondrak -- 67,500; Mr. Syverson -- 50,000; Mr. Harlan -- 45,000; Mr. Walton -- 119,350;
    Mr. Cook -- 35,000 shares; and Messrs. Brewton, Crosby, Marxen, Sherrill and Waddell -- 2,500 each. In addition, the shares shown for Mr. Sherrill include 60,000 shares subject to an outstanding exercisable warrant.

(3) Includes 16,350 shares held of record by the Michael and Bonnie Harlan 1996 Family Trust. Mr. Harlan disclaims beneficial ownership of those shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

ORGANIZATION OF THE COMPANY

     The following table provides certain information concerning the shares of Class B Stock the Company issued and sold to certain affiliates of the Company on October 11 and December 9, 1996:

                                         DATE OF      NUMBER      PURCHASE PRICE
                  NAME                   ISSUANCE    OF SHARES      PER SHARE
--------------------------------------   --------    ---------    --------------
John G. Vondrak, D.D.S................   10/11/96    1,358,782        $ .001
TriCap Funding I, L.L.C...............   10/11/96    1,373,498          .001
Robert J. Syverson....................   10/11/96      130,809          .001
W. Daniel Cook........................   10/11/96      171,687          .001
Michael W. Harlan.....................   12/09/96       76,850          .001

     The number of shares of Class B Stock issued on October 11, 1996 to each of the founding stockholders shown in the table was determined by negotiations among the founding stockholders. The number of shares of Class B Stock issued to Michael W. Harlan on December 9, 1996 was determined by negotiations between the

Board of Directors and Mr. Harlan. Class B Stock is convertible into Common Stock on a share-for-share basis under certain circumstances.

     The shares of Class B Common Stock the Company sold to Messrs. Syverson and Harlan, and 76% of the shares the Company sold to Mr. Cook, in 1996 were issued subject to restrictions on transfer and risk of forfeiture if employment were to be terminated in certain circumstances. When the IPO closed, these restrictions and risk lapsed with respect to 50% of the restricted shares each employee owns. The Company expects that these restrictions and risk will lapse on May 29, 1998 on the remaining restricted shares each employee owns.

     In connection with the acquisition of the assets of JGVAOI, one of the Founding Affiliated Practices, Dr. Vondrak received approximately 259,981 shares of Common Stock and $455,000 and entered into a Service Agreement providing for service fee payments to the Company. In July 1997, Dr. Vondrak transferred his practice to another orthodontist affiliated with the Company. As a result, Dr. Vondrak is no longer a party to a Service Agreement with the Company and paid no fees to the Company pursuant to that Service Agreement. The Company used its proceeds from the IPO and funds advanced by TriCap to reimburse JGVAOI for the Company's organizational expenses JGVAOI had incurred on the Company's behalf.

     TriCap Partners, an affiliate of TriCap that is co-owned by Mr. Sherrill, a director, was the exclusive financial advisor to the Company pursuant to a consulting agreement that expired May 29, 1997. Pursuant to that agreement and when the IPO closed, the Company (i) paid to TriCap Partners $500,000 and (ii) issued to TriCap Partners a warrant to purchase 180,000 shares of Common Stock at an exercise price per share of $7.00. The Company granted TriCap Partners certain demand and piggyback registration rights respecting the warrant shares. TriCap Partners subsequently distributed this warrant to its investors, including Mr. Sherrill.

     Pursuant to a funding agreement between TriCap and the Company, TriCap advanced to the Company approximately $2.6 million to fund transaction costs in connection with the affiliation with the Founding Affiliated Practices and the IPO. The Company used proceeds from the IPO to repay these advances, together with expenses of approximately $400,000 incurred by TriCap on behalf of the Company with interest. The funding agreement terminated pursuant to its terms on May 29, 1997. In connection with the funding agreement, the Company granted TriCap and Dr. Vondrak certain piggyback registration rights.

     TriCap purchased 400,000 shares of Common Stock in the IPO. It subsequently distributed all the shares of Company stock held by it, including these shares, to its investors.

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

     (A)(3)  EXHIBITS

        EXHIBIT                      DESCRIPTION
-------------------------------------------------------------
          *3.1       -- Restated Certificate of Incorporation
                        (Incorporated herein by reference to
                        Exhibit 3.1 of the Company's
                        Registration Statement on Form S-1
                        (Registration No. 333-22785)).
          *3.2          -- Bylaws (Incorporated herein by reference to Exhibit
                        3.2 of the Company's Registration Statement on Form S-1 (Registration No.
                        333-22785)).
          *4.1       -- Form of certificate evidencing
                        ownership of Common Stock of Apple
                        Orthodontix, Inc. (Incorporated
                        herein by reference to Exhibit 4.1 of
                        the Company's Registration Statement
                        on Form S-1 (Registration No.
                        333-22785)).
          *4.2       -- Form of Registration Rights Agreement
                        (Incorporated herein by reference to
                        Exhibit 4.1 of the Company's
                        Registration Statement on Form S-1
                        (Registration No. 333-22785)).
          *4.3       -- Registration Rights Agreement among
                        Apple Orthodontix, Inc., John G.
                        Vondrak, D.D.S. and TriCap Funding I,
                        L.L.C. (Incorporated herein by
                        reference to Exhibit 4.3 of the
                        Company's Registration Statement on
                        Form S-1 (Registration No. 333-
                        22785)).
          *4.4       -- Registration Rights Agreement between
                        TriCap Partners, L.L.C. and Apple
                        Orthodontix, Inc. (Incorporated
                        herein by reference to Exhibit 4.4 of
                        the Company's Registration Statement
                        on Form S-1 (Registration No.
                        333-22785)).
         *10.1       -- Revolving Credit Facility with Chase
                        Bank of Texas, N.A. (formerly named
                        "Texas Commerce Bank, N.A.")
                        (Incorporated herein by reference to
                        Exhibit 10.1 of the Company's
                        Registration Statement on Form S-1
                        (Registration No. 333-38817)).
        `*10.2       -- Apple Orthodontix, Inc. 1997 Stock
                        Compensation Plan (Incorporated herein by reference to
                        Exhibit 10.2 of the Company's Registration Statement on Form S-1 (Registration
                        No. 333-38817)).
         *10.3       -- Form of Option Agreement for the
                        Apple Orthodontix, Inc. 1997 Stock
                        Compensation Plan (Incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 (Registration
                        No. 333-38817)).

        EXHIBIT                      DESCRIPTION
-------------------------------------------------------------
        `*10.4       -- Employment Agreement between Apple
                        Orthodontix, Inc. and John G.
                        Vondrak, D.D.S. (Incorporated herein
                        by reference to Exhibit 10.2 of the
                        Company's Registration Statement on
                        Form S-1 (Registration No.
                        333-22785)).
        `*10.5       -- Employment Agreement between Apple
                        Orthodontix, Inc. and Robert J.
                        Syverson (Incorporated herein by
                        reference to Exhibit 10.3 of the
                        Company's Registration Statement on
                        Form S-1 (Registration No.
                        333-22785)).
        `*10.6       -- Employment Agreement between Apple
                        Orthodontix, Inc. and Michael W.
                        Harlan (Incorporated herein by
                        reference to Exhibit 10.4 of the
                        Company's Registration Statement on
                        Form S-1 (Registration No.
                        333-22785)).
        `*10.7       -- Employment Agreement between Apple
                        Orthodontix, Inc. and W. Daniel Cook
                        (Incorporated herein by reference to
                        Exhibit 10.5 of the Company's
                        Registration Statement on Form S-1
                        (Registration No. 333-22785)).
        `*10.8       -- Employment Agreement of H. Steven
                        Walton (Incorporated herein by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 (Registration No.
                        333-22785)).
        `*10.9       -- Amendment to Employment Agreement of
                        H. Steven Walton (Incorporated herein
                        by reference to Exhibit 10.9 of the
                        Company's Registration Statement on
                        Form S-1 (Registration No.
                        333-38817)).
        `*10.10      -- Second Amendment to Employment
                        Agreement of H. Steven Walton (Incorporated herein by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated February 24,
                        1998).
         *10.11      -- Form of Service Agreement for
                        Founding Affiliated Practices
                        (Incorporated herein by reference to
                        Exhibit 10.8 of the Company's
                        Registration Statement on Form S-1
                        (Registration No. 333-22785)).
         *10.12      -- Form of Alternative Service Agreement
                        for Founding Affiliated Practices
                        (Incorporated herein by reference to
                        Exhibit 10.6 of the Company's
                        Registration Statement on Form S-1
                        (Registration No. 333-22785)).
         *10.13      -- Form of Flat Fee Service Agreement
                        for Founding Affiliated Practices
                        (Incorporated herein by reference to
                        Exhibit 10.11 of the Company's
                        Registration Statement on Form S-1
                        (Registration No. 333-22785)).
        `*10.14      -- First Amendment to Employment
                        Agreement of Robert J. Syverson (Incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated February 24,
                        1998).
          21.1       -- Subsidiaries of the Registrant.
          23.1       -- Consent of Arthur Andersen LLP.
          27.1       -- Financial Data Schedule.

------------

* Incorporated herein by reference as indicated.

` Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

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

Date: April 30, 1998