Form 10-Q
period 1998-03-31
APPLE ORTHODONTIX INC
filed 1998-05-15
CIK 1031176

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended MARCH 31, 1998 or

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

               2777 Allen Parkway, Suite 700, Houston, Texas 77019
                  (Address of principal executive offices)(zip code)

       Registrant's telephone number, including area code: (713) 852-2500


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

     The number of shares of Class A Common Stock and Class B Common Stock of the Registrant, par value $.001 per share, outstanding at May 14, 1998 was 10,566,466 and 3,048,107, respectively.

                             FORM 10-Q REPORT INDEX

10-Q PART AND ITEM NO.

                                                                         PAGE
                                                                         ----
PART I - FINANCIAL INFORMATION

     Item 1 -- Financial Statements.......................................  3

     Item 2 -- Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................ 10

PART II - OTHER INFORMATION

     Item 1 -- Legal Proceedings.......................................... 14

     Item 6 -- Exhibits and Reports on Form 8-K........................... 15

     Signature............................................................ 16

                                      PART I
ITEM 1. FINANCIAL STATEMENTS

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     MARCH 31,      DECEMBER 31,
                                                       1998            1997
                                                   ------------    ------------
                                                            (UNAUDITED)
                         ASSETS
Current assets:
   Cash and cash equivalents ...................   $    337,740    $  2,114,449
   Restricted cash .............................      2,168,222       2,140,146
   Receivable from orthodontic practices, net ..      5,526,879       2,361,627
   Prepaid expenses ............................        303,459         250,205
   Other current assets ........................        537,055         644,557
                                                   ------------    ------------
      Total current assets .....................      8,873,355       7,510,984
                                                   ------------    ------------
Property and equipment, net ....................      7,821,436       6,025,430
Intangible assets, net .........................     50,238,453      39,146,371
Receivable from orthodontic practices,
  net of current portion .......................      1,570,412       1,641,633
Deferred issuance costs ........................         24,314          34,325
Other assets ...................................        894,438         821,508
                                                   ------------    ------------
      Total assets .............................   $ 69,422,408    $ 55,180,251
                                                   ============    ============

                    LIABILITIES AND
                  STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt ........   $    140,991    $  1,022,710
   Accounts payable and accrued expenses .......      2,924,643       3,242,000
   Payable to orthodontic practices ............      1,836,792         250,649
   Income tax payable ..........................        800,198         351,013
                                                   ------------    ------------
      Total current liabilities ................      5,702,624       4,866,372
                                                   ------------    ------------
Long-term debt, net of current maturities ......      5,208,422         247,624
Deferred income taxes ..........................     18,295,648      14,544,383
Other long-term obligations ....................        137,004          29,099
                                                   ------------    ------------
      Total liabilities ........................     29,343,698      19,687,478
                                                   ------------    ------------
Stockholders' equity
   Class A common stock , $0.001 par value,
      25,000,000 shares authorized,
      10,360,796 and 9,980,192
      shares issued and outstanding ............         10,361           9,980
   Class B common stock, $0.001 par value,
      4,106,852 shares authorized,
      3,163,773 and 3,176,774 shares
      issued and outstanding ...................          3,164           3,177
   Additional paid-in capital ..................     61,575,022      58,295,163
   Warrant .....................................        777,106         777,106
   Retained deficit ............................    (22,286,943)    (23,592,653)
                                                   ------------    ------------
      Total stockholders' equity ...............     40,078,710      35,492,773
                                                   ------------    ------------
      Total liabilities and stockholders' equity   $ 69,422,408    $ 55,180,251
                                                   ============    ============

    The accompanying notes are an integral part of these financial statements.

                     APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    ---------------------------
                                                         1998          1997
                                                    ------------    -----------
Management service fee revenues .................   $ 11,218,034    $      --
Costs and expenses:
   Salaries and benefits ........................      3,929,012        234,070
   Orthodontic supplies .........................      1,443,138           --
   Rent .........................................      1,047,194         42,194
   Advertising and marketing ....................        437,822           --
   General and administrative ...................      1,889,952        194,423
   Depreciation and amortization ................        446,058          4,635
                                                    ------------    -----------
      Total costs and expenses ..................      9,193,176        475,322
                                                    ------------    -----------
      Operating income (loss) ...................      2,024,858       (475,322)

Interest expense ................................         17,454           --
Interest income .................................        (88,367)          --
Other expense (income), net .....................        (10,137)          --
                                                    ------------    -----------
      Income (loss) before income tax provision .      2,105,908       (475,322)
Income tax provision ............................        800,198           --
                                                    ------------    -----------
      Net income (loss) .........................   $  1,305,710    $  (475,322)
                                                    ============    ===========
Earnings (loss) per common and common
  equivalent share:
       Basic ....................................   $       0.10    $     (0.14)
                                                    ============    ===========
       Diluted ..................................   $       0.10    $     (0.14)
                                                    ============    ===========
Number of shares used in calculating earnings
  (loss) per common and common equivalent share
       Basic ....................................     13,375,464      3,358,513
                                                    ============    ===========
       Diluted ..................................     13,666,852      3,358,513
                                                    ============    ===========

   The accompanying notes are an integral part of these financial statements.

                     APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                     --------------------------
                                                         1998           1997
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .............................   $ 1,305,710    $  (475,322)
    Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
      Depreciation and amortization ..............       446,058          4,635
      Deferred income tax expense ................        62,266           --
      Provision for doubtful accounts ............        42,233           --
   Changes in assets and liabilities,
    excluding effects of acquisitions:
      Receivable from orthodontic practices ......    (3,193,320)          --
      Prepaid expenses ...........................       (53,254)          --
      Other assets ...............................     1,128,480           --
      Payables and other accrued liabilities .....      (822,114)       (87,873)
                                                     -----------    -----------
                  Net cash used in operating
                   activities ....................    (1,083,940)      (558,560)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ..........................    (1,638,261)          --
   Payments for new affiliated practices .........    (2,659,281)          --
   Advances to affiliates ........................       (16,801)          --
   Repayment of advances by affiliates ...........        73,857           --
                                                     -----------    -----------
                  Net cash used in investing
                   activities ....................    (4,240,487)          --
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings ...................     5,000,000      1,638,206
      Repayments of borrowings ...................      (920,921)          --
      Cash paid related to common stock
       issuance costs ............................      (531,361)    (1,100,900)
                                                     -----------    -----------
                  Net cash provided by financing
                   activities ....................     3,547,718        537,306
                                                     -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS ........    (1,776,709)       (21,254)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .     2,114,449         21,254
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......   $   337,740    $      --
                                                     ===========    ===========

    The accompanying notes are an integral part of these financial statements.

                     APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                          CLASS A AND B                                                   TOTAL
                                                          COMMON STOCK         ADDITIONAL                              STOCKHOLDERS'
                                                      ---------------------     PAID-IN                 RETAINED         EQUITY
                                                        SHARES       AMOUNT     CAPITAL     WARRANTS     DEFICIT        (DEFICIT)
                                                      -----------   -------   -----------   --------   ------------    -----------
BALANCE, December 31, 1997 .........................   13,156,966   $13,157   $58,295,163   $777,106   $(23,592,653)   $35,492,773
   Issuance of stock to new affiliated practices ...      367,603       368     2,842,802       --             --        2,843,170
   Issuances of options to non-employees ...........         --        --         437,057       --             --          437,057
   Net income ......................................         --        --            --         --        1,305,710      1,305,710
                                                      -----------   -------   -----------   --------   ------------    -----------
BALANCE, March 31, 1998 ............................   13,524,569   $13,525   $61,575,022   $777,106   $(22,286,943)   $40,078,710
                                                      ===========   =======   ===========   ========   ============    ===========

    The accompanying notes are an integral part of these financial statements.

                             APPLE ORTHODONTIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

Apple Orthodontix, Inc. ("Apple" or the "Company") was founded in July 1996 to provide practice management services to orthodontic practices in the United States and Canada. On May 29, 1997, Apple acquired substantially all of the tangible and intangible assets, and assumed certain of the liabilities of 31 orthodontic practices (collectively, the "Founding Affiliated Practices") in exchange for 3.7 million shares of its class A common stock, par value $.001 per share (the "Common Stock") and $6.6 million (the "Initial Affiliations"). Simultaneous with the Initial Affiliations, Apple closed its initial public offering (the "IPO") of 2.7 million shares of Common Stock. The net proceeds of the Common Stock issued in the IPO (after deducting the underwriting discounts and commissions) were $17.6 million. Total related offering costs were $5.5 million.

Apple effectively began operations with the Founding Affiliated Practices on June 1, 1997. Apple has subsequently acquired the assets and assumed the liabilities of additional practices (the "New Orthodontist Affiliations"). The New Orthodontist Affiliations together with the Founding Affiliated Practices are collectively referred to as the "Affiliated Practices."

The acquisitions of the Founding Affiliated Practices have been accounted for in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 48. In accordance with SAB No. 48, the acquisitions of assets and assumption of certain liabilities for all of the Founding Affiliated Practices has been accounted for by the Company at the transferors' historical cost basis, with the shares of Common Stock issued in those transactions being valued at the historical cost of the nonmonetary assets acquired net of liabilities assumed. The cash consideration paid at closing on May 29, 1997, is reflected as a dividend by the Company to the owners of the Founding Affiliated Practices in the quarter ended June 30, 1997. SAB No. 48 is not applicable to affiliations effected by the Company subsequent to the IPO.

The acquisitions of assets and liabilities of the New Orthodontist Affiliations are accounted for by allocating the value of the consideration paid by Apple to the assets acquired, net of liabilities assumed, including intangible assets. As a result of this allocation process, the Company records a significant portion of the consideration as a service fee intangible. The service fee intangible has resulted and will continue to result in substantial noncash amortization charges for intangible assets in the Company's condensed consolidated statements of operations.

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading. The financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim periods ended March 31, 1998 and 1997.

Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these consolidated financial statements be read in conjunction with the financial statements of Apple and related notes thereto, and management's discussion and analysis related thereto, all of which are included in the Company's annual report on Form 10-K for the year ended December 31, 1997, as amended, as filed with the SEC.

2. SIGNIFICANT ACCOUNTING POLICIES

INTANGIBLE ASSETS, NET

In reaction to recent trends in the practice management industry, the Company has changed its estimate of the remaining useful life of its intangible assets to a maximum of a 25-year useful life effective April 1, 1998. These costs have historically been amortized over a period of 30 to 40 years to match the term of the related service agreement.

There have been no other significant additions to or changes in accounting policies of the Company since December 31, 1997. For a description of these policies, see Note 2 of Notes to Consolidated Financial Statements for the year ended December 31, 1997 in the Company's annual report on Form 10-K, as amended.

                             APPLE ORTHODONTIX, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

3. NEW ORTHODONTIST AFFILIATIONS

During the period from January 1, 1998 through March 31, 1998, the Company completed New Orthodontist Affiliations with six practices representing 12 orthodontists and 13 office locations. In addition, four orthodontists joined existing Affiliated Practices. The New Orthodontist Affiliations generated patient revenue of $5.8 million for their most recently completed fiscal year. Prior patient revenue is not necessarily indicative of the level of patient revenue that these practices may be expected to generate in the future and is not necessarily indicative of the future service fees that the Company will receive in conjunction with these affiliations.

Total consideration related to the New Orthodontist Affiliations consisted of 367,603 shares of common stock and $2.3 million of cash, assumed debt and deferred purchase price.

The cost of each of the above New Orthodontist Affiliations has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed, resulting in gross service fee intangibles of $11.4 million. These allocations may be adjusted to the extent that management becomes aware of additional information within one reporting year of the affiliation date which results in a material change in the amount of any contingency or changes in the estimated fair market value of assets acquired and liabilities assumed.

4. LONG-TERM DEBT

A summary of long-term debt is as follows:

                                                    MARCH 31,  DECEMBER 31,
                                                      1998         1997
                                                   ----------   ----------
      Unsecured revolving credit facility ......   $5,000,000   $     --
      Notes payable, maturing in varying amounts
         through October 2002, with interest
         ranging from 7.5% to 9.25% ............      171,897    1,076,020
      Capitalized lease obligations, due in
         monthly installments through April
         2001with interest ranging from 9.5%
         to 24.66% .............................      177,515      194,314
                                                   ----------   ----------
                                                    5,349,412    1,270,334
         Less:  current maturities .............      140,991    1,022,710
                                                   ----------   ----------
      Long-term debt, net of current maturities    $5,208,421   $  247,624
                                                   ==========   ==========

On July 28, 1997, the Company entered into a three-year, $15 million revolving credit facility with Chase Bank. of Texas, N.A. Advances under this facility bear interest, at the Company's option, at prime rate or LIBOR, in each case plus a margin which is calculated based upon the Company's ratio of indebtedness to cash flow. On May 1, 1998, the Company received a commitment to increase the size of its credit facility from $15 million to $25 million.

The notes payable relate to debts of the Affiliated Practices that were assumed by the Company.

5. STOCK COMPENSATION PLAN

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

                                               THREE MONTHS
                                              ENDED MARCH 31,
                                        -----------------------------
                                             1998            1997
                                        -------------   -------------
            Net income (loss)
               As reported ..........   $   1,305,710   $    (475,322)
               Pro forma ............   $   1,274,438   $    (506,594)
            Income (loss) per share
               As reported ..........   $        0.10   $       (0.14)
               Pro forma ............   $        0.09   $       (0.15)

During the three months ended March 31, 1998, the Company issued options to purchase 35,000 shares to individuals other than employees and directors of the Company as consideration for the closing of New Orthodontist Affiliations. The fair value of these options was determined using the Black-Scholes option pricing model at the date of grant and capitalized as a cost of affiliation.

6. COMBINED PATIENT DATA

Combined operating data for the Affiliated Practices for the period from January 1, 1998 through March 31, 1998 is as follows:

                                                 PATIENT         CASH
                                                 REVENUES      COLLECTIONS
                                                -----------    -----------
      Practices participating under the
        Standard Contract ..................    $ 8,819,753    $ 8,164,379
      Practices participating under the
        Alternative Contract ...............      2,333,188      2,350,493
      Practices participating under flat
        fee agreements .....................      3,850,010      3,850,010
                                                -----------    -----------
                                                $15,002,951    $14,364,882
                                                ===========    ===========

Combined patient receivables, net of the Affiliated Practices as of March 31, 1998 is as follows:

      Patient receivables ...............................     $ 3,774,728
      Unbilled patient receivables ......................       3,553,174
      Patient prepayments ...............................      (1,787,772)
                                                              -----------
            Patient receivables, net of prepayments .....     $ 5,540,130
                                                              ===========

7. SUBSEQUENT EVENTS

NEW ORTHODONTIST AFFILIATIONS

Since March 31, 1998, three additional orthodontists have affiliated with the Company. All of these orthodontists had established practices. These orthodontists operate four locations and generated historical patient revenue of $1.7 million for their most recently completed fiscal year. Prior patient revenue is not necessarily indicative of the level of patient revenue that these practices may be expected to generate in the future and is not necessarily indicative of the future service fees that the Company will receive in conjunction with these affiliations. Total consideration to these new orthodontists consisted of approximately 90,000 shares of common stock and $1.4 million of cash, assumed debt and deferred purchase price.

MANAGEMENT REALIGNMENT

In May 1998, the Company announced a series of management changes. In conjunction with these management changes, the Company announced that it would record a special pretax nonrecurring charge of approximately $3.7 million during the second quarter of 1998, which reflects severance costs associated with these management changes, costs of terminated transaction negotiations and certain other items.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS CONTAINS CERTAIN STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. SUCH STATEMENTS ARE ONLY PREDICTIONS AND THE ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, RISKS ASSOCIATED WITH AFFILIATIONS, FLUCTUATIONS IN OPERATING RESULTS BECAUSE OF AFFILIATIONS AND VARIATIONS IN STOCK PRICE, CHANGES IN GOVERNMENT REGULATIONS, COMPETITION, RISKS OF OPERATIONS AND GROWTH OF EXISTING AND NEW AFFILIATED ORTHODONTIC PRACTICES, AND RISKS DETAILED IN THE COMPANY'S SEC FILINGS. THE HISTORICAL RESULTS SET FORTH IN THIS DISCUSSION AND ANALYSIS ARE NOT INDICATIVE OF TRENDS WITH RESPECT TO ANY ACTUAL OR PROJECTED FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-Q AND THE ANNUAL CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997, AS AMENDED.

OVERVIEW

The Company conducted no significant operations before its IPO in May 1997 when the Company acquired the tangible and intangible assets and liabilities of, and entered into Service Agreements with, the 31 Founding Affiliated Practices. Since that time and through May 4, 1998, the Company has affiliated with an additional 28 practices and 53 orthodontists operating in 53 offices. The Company expects that its future growth will come from (i) implementing a comprehensive practice operating approach designed to drive internal growth of the Affiliated Practices, (ii) entering into Service Agreements with new Affiliated Practices and (iii) developing new orthodontic centers, including satellite offices, (branch locations of existing Affiliated Practices), with existing and future Affiliated Practices.

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

The Flat Fee Contract is based on a flat fee subject to adjustment on an annual basis. It is used when local jurisdictions do not allow use of the Standard Contract or Alternative Contract.

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

In accordance with SAB No. 48, the acquisition of the assets and assumption of certain liabilities for all of the Founding Affiliated Practices pursuant to the Acquisitions has been accounted for by the Company at the transferors' historical cost basis, with the shares of common stock issued in those transactions being valued at the historical cost of the nonmonetary assets acquired net of liabilities assumed. The cash consideration paid at closing on May 29, 1997 is reflected as a dividend by Apple to the owners of the Founding Affiliated Practices in the quarter ended June 30, 1997. SAB No. 48 is not applicable to affiliations effected by the Company after the IPO. The subsequent affiliations resulted and will continue to result in substantial annual noncash amortization charges for intangible assets in the Company's statements of operations. In this connection, the Company changed, effective April 1, 1998, its estimate of the remaining useful life of its intangible assets in light of recent trends in the practice management industry. From that date, it will use a maximum

25-year useful life for amortizing intangible assets attributable to Affiliations. Prior to that date, these costs were being amortized over a period of 30 to 40 years to match the term of the related Service Agreement.

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)

MANAGEMENT SERVICE FEE REVENUES

The Company generated management service fee revenues of $11.2 million for the three months ended March 31, 1998. The Company conducted no significant operations through the date of the IPO. Following completion of the IPO and the Acquisitions on May 29, 1997, the Company began operations effective June 1, 1997. Thus, there were no management service fee revenues for the three months ended March 31, 1997.

COSTS AND EXPENSES

The Company incurred costs and expenses of $9.2 million (82.0% of management service fee revenues) for the three months ended March 31, 1998. The Company's costs and expenses consisted primarily of salaries and benefits, orthodontic supplies, rent, advertising and marketing, general and administrative and depreciation and amortization. Costs and expenses of $475,322 for the three months ended March 31, 1997 represented corporate office expenses consisting primarily of various legal, accounting, travel, personnel and marketing costs incurred in connection with the IPO and affiliations with the Founding Affiliated Practices.

OPERATING INCOME

The Company generated operating income of $2.1 million for the three months ended March 31, 1998. This operating income amount comprised 18.0% of management service fee revenues for the period. The Company generated an operating loss of $475,322 for the three months ended March 31, 1997. As stated above, there were no management service fee revenues for the three months ended March 31, 1997.

INTEREST EXPENSE

Interest expense of $17,454 for the three months ended March 31, 1998 reflected the cost of borrowings under the Company's revolving credit facility, certain indebtedness of the Founding Affiliated Practices that was assumed by the Company and certain capital lease obligations for computer and office equipment. No interest expense was incurred during the 1997 period.

INTEREST INCOME

Interest income of $88,368 for the three months ended March 31, 1998 reflected interest earned on notes receivable from certain of the Founding Affiliated Practices and certain funds held in an escrow account related to a Canadian affiliation. No interest income was generated during the 1997 period.

INCOME TAXES

The Company incurred an income tax provision of $800,198 for the three months ended March 31, 1998. The Company incurred no income taxes for the 1997 period. The benefit of the net operating loss generated during that period was fully reserved.

NET INCOME (LOSS)

As a result of the foregoing factors, the Company generated net income of $1.3 million for the three months ended March 31, 1998, or earnings of $0.10 per share. This net income comprised 11.6% of management service fee revenues for the period. The net loss of $475,322 for the 1997 period represented a loss of $0.14 per share.

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

LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

The Company has financed its capital requirements to date with borrowings from banks and issuances of securities. To date, the Company has been able to obtain satisfactory financing for its operations and believes that it will be able to obtain such financing as required in the future. On July 28, 1997, the Company entered into a three-year, $15 million revolving credit facility with Chase Bank of Texas, N.A. (the "Chase Facility"). Availability under the Chase Facility is tied to the Company's cash flow and liquidity. Advances under the Chase Facility bear interest, at the Company's option, at prime rate or LIBOR, in each case plus a margin which is calculated based upon the Company's ratio of indebtedness to cash flow. On May 1, 1998, the Company received a commitment to increase the size of the Chase Facility from $15 million to $25 million. At March 31, 1998, the Company had $5.0 million drawn under this facility.

In May 1997, the Company issued and sold 2,702,500 shares of Common Stock in the IPO. The IPO provided the Company with net proceeds of $12.1 million, which it used to fund cash paid for the Initial Affiliations ($6.6 million) and subsequent affiliations ($5.5 million). In November 1997, the Company issued and sold 1,490,014 shares of Common Stock in a public offering (the "Offering"). The Company has used the net proceeds of the Offering ($15.3 million) to repay $12.2 million under the Chase Facility, to affiliate with additional orthodontists, to develop new offices, for capital expenditures and for general corporate purposes.

Total long-term debt increased from $247,624 at December 31, 1997, to $5.2 million at March 31, 1998. The increase is attributable to borrowings for the affiliation of new orthodontic practices, the purchase of property and equipment and general working capital needs. The Company's weighted average cost of indebtedness was 8.7% for the first quarter of 1998.

WORKING CAPITAL MANAGEMENT

The Company's strategy in managing working capital is to maintain sufficient availability under the Chase Facility to finance short-term capital needs in excess of internally generated funds and minimize excess cash on its balance sheet.

The cash and cash equivalents balance of $2.1 million at December 31, 1997 primarily consisted of net proceeds remaining from the Offering.

The restricted cash balance of $2.2 million at March 31, 1998 consisted of borrowings under the Chase Facility which were placed into escrow pending the resolution of certain post-closing contingencies related to a new affiliate orthodontist transaction closed during the third quarter of 1997. A favorable resolution of these post-closing contingencies would result in payment of the $2.1 million to the sellers in January 1999. The Company has the right to post a letter of credit in order to have the $2.1 million refunded from escrow to the Company prior to January 1999.

CAPITAL EXPENDITURES AND NEW AFFILIATIONS

The Company made capital expenditures for the Affiliated Practices during the three months ended March 31, 1998, of approximately $1.6 million to fund, among other things, the development of satellite offices. The average cost of developing a satellite office (which may vary by geographic market) is estimated to be approximately $250,000 to $400,000, including initial working capital requirements. The Service Agreements provide for advances by the Company to the Affiliated Practices for working capital requirements (including any deficits in cash flows of Affiliated Practices resulting from, among other things, development of satellite offices) and other purposes. Such loans bear interest at prime plus one percent and are repayable over varying periods of time not to exceed five years. Total notes receivable from Affiliated Practices were $1.5 million at March 31, 1998. It is anticipated that capital expenditures will be funded from the Company's cash flow from operations and borrowings under the Chase Facility.

The Company's expansion strategy requires substantial capital resources. Capital is needed for future affiliations and the effective integration, operation and expansion of the existing and future Affiliated Practices. In addition, the Affiliated Practices may from time to time require capital for renovation and expansion and for the addition of equipment and technology. The extent to which the Company is able or willing to use shares of Common Stock to enter into future affiliations or provide future financing will depend on the market value of the Common Stock from time to time and, in the case of affiliations, the willingness of owners of potential Affiliated Practices to accept Common Stock as full or partial payment of consideration for affiliations. The Company will require additional capital from outside financing sources in order to continue its expansion program. There can be no assurance that the Company will be able to obtain additional funds when needed on satisfactory terms or at all. Any limitation on the Company's ability to obtain additional financing could have a material adverse effect on the Company's business, financial condition and results of operations.

The availability of these capital sources will depend upon prevailing market conditions, interest rates and the then existing financial condition of the Company. During the quarter ended March 31, total consideration related to the New Orthodontist Affiliations consisted of 367,603 shares of common stock and $2.3 million of cash, assumed debt and deferred purchase price.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

In November 1997, the Company received notice that Mr. Donald Rose, an acquaintance of Dr. Vondrak, was threatening to sue the Company, John G. Vondrak Apple Orthodontix, Inc., Dr. Vondrak and John G. Vondrak, P.C., alleging, among other things, certain breaches of an alleged oral agreement with Dr. Vondrak pursuant to which Dr. Vondrak was to award Mr. Rose 10% of any stock issued to Dr. Vondrak in the IPO in exchange for Mr. Rose's effort to obtain venture capital for the Company. On January 8, 1998, Dr. Vondrak filed a declaratory judgment action in the District Court of Harris County, Texas (269th Judicial District) seeking a finding by the court that Mr. Rose was not entitled to any of Dr. Vondrak's stock or any other remuneration. Mr. Rose has filed a special appearance challenging jurisdiction and a general denial. The Company is not a party to the declaratory judgment action filed by Dr. Vondrak. While the Company was not a party to the alleged oral agreement, Mr. Rose has maintained that the Company should be bound by its terms as a result of the relationship between Dr. Vondrak and the Company. Although the Company believes that these allegations are without merit, there can be no assurance that a lawsuit will not be filed and, if filed, that the Company will obtain a successful outcome.

On April 14, 1998, Orthosoft, Inc. ("Orthosoft") filed a complaint in the District Court of Harris County, Texas against the Company alleging, among other things, breach of a Software License and Asset Purchase Option Agreement dated January 31, 1997 among Orthosoft, Glenn W. Woods, Robert J. Dennington, D.D.S. and the Company. The complaint alleges that Orthosoft has suffered damages of approximately $3.1 million. The Company strenuously denies any wrongdoing and intends to vigorously defend against the claims made by Orthosoft, which the Company believes are without merit, and has instituted counterclaims for breaches of the agreement by Orthosoft, Mr. Woods and Dr. Dennington.

The Company is not currently a party to any material claims, suits or complaints relating to services and products provided by the Company or the existing Affiliated Practices, although there can be no assurance that such claims will not be asserted against the Company in the future. The Company is subject to certain pending claims as a result of successor liability in connection with its affiliations with existing Affiliated Practices; however, the Company believes that the ultimate resolution of those claims will not have a material adverse effect on the financial position or operating results of the Company.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits.

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

  *3.2 -- Bylaws (Incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).

 *10.1 -- Second Amendment to Employment Agreement of H. Steven Walton
          (Incorporated herein by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated February 24, 1998).

 *10.2 -- First Amendment to Employment Agreement of Robert J. Syverson
          (Incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated February 24, 1998).

  27.1 -- Financial Data Schedule.
------------
* Incorporated herein by reference as indicated.

 (b) Reports on Form 8-K

     The Company filed a report on Form 8-K, dated February 24, 1998, relating to amendments to employment agreements of two of its executive officers.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Apple Orthodontix, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        APPLE ORTHODONTIX, INC.

Dated:  May 14, 1998                    /s/ MICHAEL W. HARLAN
                                        By: Michael W. Harlan
                                        Vice President - Chief Financial Officer