Form 10-K405/A
period 1997-12-31
APPLE ORTHODONTIX INC
filed 1998-05-22
CIK 1031176

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

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
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                           ON WHICH REGISTERED
        -------------------                           -------------------
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

     At March 25, 1998, the number of shares outstanding of registrant's Class A Common Stock was 10,129,991.

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE

================================================================================

     Apple Orthodontix, Inc., a Delaware corporation (the "Company"), hereby amends its Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on March 31, 1998, as amended by Amendment No. 1 on April 30, 1998 to update certain information contained in Items 10 through 13 of Part III thereof. In addition to this information, the Annual Report on Form 10-K/A (Amendment No. 2) includes all information required by Parts I, II, III and IV of Form 10-K that the Company included in its original Form 10-K filed on March 31, 1998, as amended by Amendment No. 1 on April 30, 1998.

                               TABLE OF CONTENTS

                                                  PAGE
                                                  -----
                        PART I
Items 1
 and 2.   Business and Properties..............       1
Item 3.   Legal Proceedings....................      11
Item 4.   Submission of Matters to a Vote of         12
          Security Holders.....................
                        PART II
Item 5.   Market for Registrant's Common Stock       13
          and Related Shareholder Matters......
Item 6.   Selected Financial Data..............      15
Item 7.   Management's Discussion and Analysis       16
          of Financial Condition and Results of
          Operations...........................
Item 7A.  Quantitative and Qualitative               20
          Disclosures About Market Risk........
Item 8.   Financial Statements and                   21
          Supplementary Data...................
Item 9.   Changes In and Disagreements With          36
          Accountants on Accounting and
          Financial Disclosure.................
                       PART III
Item 10.  Directors and Executive Officers of        36
          the Registrant.......................
Item 11.  Executive Compensation...............      38
Item 12.  Security Ownership of Certain              42
          Beneficial Owners and Management.....
Item 13.  Certain Relationships and Related          42
          Party Transactions...................
                        PART IV
Item 14.  Exhibits, Financial Statement              44
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages (as of May 1, 1998) and positions of the Company's executive officers and key employees:

                    NAME               AGE             POSITION
-----------------------------------    --- --------------------------------
John G. Vondrak, D.D.S.............    57  Chairman of the Board, President
                                           and Chief Executive Officer
W. Daniel Cook.....................    43  Senior Vice President of
                                           Practice Affiliations and
                                             Director
Michael W. Harlan..................    37  Vice President and Chief
                                           Financial Officer
Stephen T. Yavorsky................    47  Vice President of Business
                                           Development
LeeAnn Peniche(1)..................    37  Vice President of Training and
                                           Marketing
------------

(1) Key Employee.

     The executive officers of the Company are elected annually by the Board of Directors of the Company and serve at the discretion of the Board.

     JOHN G. VONDRAK, D.D.S. is the founder of the Company and has been Chairman of the Board of Directors and Chief Executive Officer of the Company since October 1996 and President of the Company since May 1998. He has served as a director of the Company since July 1996. Dr. Vondrak was the President and sole shareholder of JGVAOI, one of the Founding Affiliated Practices, for more than the past five years. Dr. Vondrak is a licensed dentist, a graduate of an American Dental Association accredited orthodontic program and has maintained a private orthodontic practice for over 24 years. He is a member of the American Association of Orthodontists and the Southwest Society of Orthodontists and served as President of the New Mexico Orthodontic Society in 1979.

     W. DANIEL COOK has served as a director of the Company since October 1996 and as Chief Administrative Officer from February 1997 to May 1998. He has served as Senior Vice President of Practice Affiliations since May 1998. From December 1996 to May 1997, Mr. Cook served as a consultant to the Company on various legal matters. Prior thereto he was a partner at the law firm of Breard, Raines & Cook, P.L.L.C. from March 1996 to May 1997 and was associated with the law firm of Page, Mannio, Peresich, Dickinson & McDermott, P.L.L.C. from 1991 to 1995.

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

     STEPHEN T. YAVORSKY has served as Vice President of Business Development since May 1998. From December 1997 to May 1998, he was an employee of the Company who developed new offices. From March 1995 to December 1997, Mr. Yavorsky served as Executive Vice President of The Walters Group, a real estate development company. From 1988 to 1995, Mr. Yavorsky served as Chairman, Chief Executive Officer and President of Union Land Title Company.

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

     In May 1998, the Company undertook a management reorganization, as follows:
Dr. Vondrak was given added responsibilities as President and the chief operating officer, replacing Robert J. Syverson; Mr. Yavorsky, formerly head of real estate operations, replaced H. Steven Walton as vice president of business development; and Mr. Cook was elected to the new position of Senior Vice President of Practice Affiliations.

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

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth information regarding the compensation of the Company's chief executive officer and other executive officers who were serving as such at December 31, 1997 (together with the Chief Executive Officer, the "Named Executive Officers") for the year ended December 31, 1997 and the period from the Company's inception (July 15, 1996) through December 31, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM COMPENSATION AWARDS
                                                         ANNUAL COMPENSATION(1)          -----------------------------
                                                  ------------------------------------                        SHARES
                                                                         OTHER ANNUAL    RESTRICTED STOCK   UNDERLYING
     NAME AND PRINCIPAL POSITION         YEAR     SALARY(2)     BONUS    COMPENSATION         AWARDS         OPTIONS
-------------------------------------  ---------  ----------  ---------  -------------   ----------------   ----------
John G. Vondrak, D.D.S. .............       1997  $  176,763  $  --         $ 2,054(3)       --               135,000
  Chairman of the Board                     1996      75,000     52,000      --              --                --
  and Chief Executive Officer
Robert J. Syverson(4)................       1997     159,455     --          --              --               100,000
  President and Chief                       1996      56,000     48,000      --                 (5)            --
  Operating Officer
Michael W. Harlan....................       1997     135,049     --          --              --                --
  Vice President and Chief                  1996       7,688     48,000      --                 (5)            90,000
  Financial Officer
H. Steven Walton(4)..................       1997     404,447(6)    37,000     --             --               161,850
  Vice President of Business                1996      --         --          --              --                --
  Development
W. Daniel Cook.......................       1997     117,564     --          --              --                70,000
  Chief Administrative                      1996      10,000     48,000      --                 (5)            --
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

(4) No longer an executive officer of the Company.

(5) Does not include amounts for shares of restricted stock purchased by Messrs. Syverson and Cook in October 1996 and Mr. Harlan in December 1996. For federal income tax purposes, the Company valued the shares purchased in October 1996 at their purchase price ($1,030 for Mr. Syverson and $1,202 for Mr. Cook) and the shares purchased by Mr. Harlan at $16,139. For financial statement purposes, the Company recorded special compensation expense for 1996 of $1,029,980 (Mr. Syverson), $537,873 (Mr. Harlan) and $1,201,637 (Mr.
    Cook). See "Organization of the Company" in Item 13.

(6) Includes performance-based payment for successful completion of new affiliations of orthodontists with the Company pursuant to Mr. Walton's employment agreement with the Company. See "-- Employment Agreements."

     OPTION GRANTS. The following table sets forth certain information on grants of stock options during 1997 to the Named Executive Officers reflected in the Summary Compensation Table.

                         STOCK OPTIONS GRANTED IN 1997

                                                       INDIVIDUAL GRANTS                          POTENTIAL REALIZABLE
                                   ----------------------------------------------------------           VALUE AT
                                                      PERCENT OF                                  ASSUMED ANNUAL RATES
                                      NUMBER OF         TOTAL                                           OF STOCK
                                       SHARES          OPTIONS                                   PRICE APPRECIATION FOR
                                     UNDERLYING       GRANTED TO     EXERCISE                        OPTION TERM(1)
                                       OPTIONS        EMPLOYEES     PRICE (PER     EXPIRATION   ------------------------
                                   GRANTED IN 1997     IN 1997       SHARE)(2)        DATE          5%          10%
                                   ---------------    ----------    -----------    ----------   ----------  ------------
John G. Vondrak, D.D.S...........      135,000(3)        14.6%         $7.00         05/22/07   $  594,305  $  1,506,087
Robert J. Syverson...............      100,000(3)        10.8           7.00         05/22/07      440,226     1,115,620
H. Steven Walton.................      161,850(4)        17.5           7.00         05/22/07      712,506     1,805,631
W. Daniel Cook...................       70,000(3)         7.6           7.00         05/22/07      308,158       780,934

------------

(1) The exercise price of the options granted was equal to the fair market value of the Common Stock on the date of grant.

(2) The potential realizable value through the expiration date of the options has been determined on the basis of the per share market price at the time the options were granted, compounded annually over 10 years, net of the exercise price. These values have been determined based on assumed rates of appreciation and are not intended to forecast the possible future appreciation, if any, of the price or value of the Company's Common Stock.

(3) These options were granted in April 1997 and became exercisable with respect to 25% of the shares subject thereto on May 29, 1997. They become exercisable in additional 25% increments on each May 29 in the period ended May 29, 2000.

(4) Includes options to purchase 85,000 shares granted in April 1997 which have the exercisability schedule described in Note (1) above. The remaining options became exercisable with respect to 38,425 shares on May 29, 1997 and will become exercisable with respect to the remaining 38,425 shares on May 29, 1998.

     OPTION EXERCISES AND 1997 YEAR-END OPTION VALUES. The following table sets forth certain information with respect to unexercised options to purchase Common Stock held by the Named Executive Officers at December 31, 1997. None of the Named Executive Officers exercised options in 1997.

                          YEAR-END 1997 OPTION VALUES

                                         NUMBER OF SHARES
                                      UNDERLYING UNEXERCISED               VALUE OF UNEXERCISED
                                         OPTIONS HELD AT                 IN-THE-MONEY OPTIONS AT
                                        DECEMBER 31, 1997                  DECEMBER 31, 1997(1)
                                 --------------------------------    --------------------------------
                                 EXERCISABLE    UNEXERCISABLE(2)     EXERCISABLE    UNEXERCISABLE(2)
                                 -----------    -----------------    -----------    -----------------
John G. Vondrak...............      33,750            101,250         $ 164,531         $ 493,594
Robert J. Syverson............      25,000             75,000           121,875           365,625
Michael W. Harlan.............      45,000             45,000           219,375           219,375
H. Steven Walton..............      59,675            102,175           290,916           498,103
W. Daniel Cook................      17,500             52,500            85,313           255,938

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

     The Company had employment agreements with Messrs. Syverson and Walton. Both agreements, as amended in February 1998, provided that if the Company terminates the employee's employment or the employee resigns, the employee will be entitled to a severance benefit keyed to his prior annual cash compensation and payable ratably over the 12-month period beginning on the date of termination. As of March 31, 1998, the severance benefit for Mr. Syverson would have been $775,000. As of the same date, the severance benefit for Mr. Walton, reflecting the commissions to which his employment agreement entitles him in connection with the Company's new affiliations with orthodontists, would have been a minimum of $1,600,000.

     Mr. Walton's employment agreement obligated the Company to lend Mr. Walton, on a nonrecourse unsecured basis, the amount necessary to enable him to exercise options to purchase up to 76,850 shares of Common Stock at an exercise price of $7.00 per share (a maximum of $537,950). The Company will treat this loan (or loans) as compensation expense and ordinary income to Mr. Walton. In that event, Mr. Walton's employment agreement would require the Company to reimburse Mr. Walton in the amount necessary to place him in essentially the same tax position had he purchased the optioned shares for a nominal amount in December 1996.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

ORGANIZATION OF THE COMPANY

     The following table provides certain information concerning the shares of Class B Stock the Company issued and sold to certain of its affiliates on October 11 and December 9, 1996:

                                       DATE OF      NUMBER      PURCHASE PRICE
                  NAME                 ISSUANCE    OF SHARES      PER SHARE
------------------------------------   --------    ---------    --------------
John G. Vondrak, D.D.S..............   10/11/96    1,358,782        $ .001
TriCap Funding I, L.L.C.............   10/11/96    1,373,498          .001
Robert J. Syverson..................   10/11/96      130,809          .001
W. Daniel Cook......................   10/11/96      171,687          .001
Michael W. Harlan...................   12/09/96       76,850          .001

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

     The shares of Class B Stock the Company sold to Messrs. Syverson and Harlan, and 76% of the shares the Company sold to Mr. Cook, in 1996 were issued subject to restrictions on transfer and risk of forfeiture if employment were to be terminated in certain circumstances. When the IPO closed, these restrictions and risk lapsed with respect to 50% of the restricted shares each employee owns. The Company expects that these restrictions and risk will lapse on May 29, 1998 on the remaining restricted shares each employee owns.

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

AGREEMENTS WITH TRICAP AND TRICAP PARTNERS

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

Date: May 20, 1998