Form 10-Q
period 1998-06-30
APPLE ORTHODONTIX INC
filed 1998-08-14
CIK 1031176

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended JUNE 30, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

              for the transition period from _________ to _________

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

                        Yes [X]           No [ ]

     The number of shares of Class A Common Stock and Class B Common Stock of the Registrant, par value $.001 per share, outstanding at August 13, 1998 was 11,117,624 and 2,759,828, respectively.

                             FORM 10-Q REPORT INDEX

10-Q PART AND ITEM NO.



                                                                            PAGE
PART I - FINANCIAL INFORMATION

     Item 1 -- Financial Statements.........................................  3

     Item 2 -- Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................  10

PART II - OTHER INFORMATION
     Item 1 -- Legal Proceedings...........................................  15

     Item 6 -- Exhibits and Reports on Form 8-K............................  16

Signature..................................................................  17

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               JUNE 30,      DECEMBER 31,
                                                                                1998            1997
                                                                             ------------    ------------
                                                                              (UNAUDITED)
                              ASSETS
Current assets:
    Cash and cash equivalents ............................................   $    524,872    $  2,114,449
    Restricted cash ......................................................      2,140,146       2,140,146
    Receivable from orthodontic practices, net ...........................      7,887,414       2,361,627
    Prepaid expenses .....................................................        459,578         250,205
    Other current assets .................................................      1,430,903         644,557
                                                                             ------------    ------------
        Total current assets .............................................     12,442,913       7,510,984
                                                                             ------------    ------------

Property and equipment, net ..............................................      8,999,164       6,025,430
Intangible assets, net ...................................................     58,108,601      39,146,371
Receivable from orthodontic practices, net of current portion ............      1,527,048       1,641,633
Deferred issuance costs ..................................................         21,061          34,325
Other assets .............................................................        853,244         821,508
                                                                             ------------    ------------
        Total assets .....................................................   $ 81,952,031    $ 55,180,251
                                                                             ============    ============
                          LIABILITIES AND
                       STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt .................................   $    140,991    $  1,022,710
    Accounts payable and accrued expenses ................................      5,396,541       3,242,000
    Payable to orthodontic practices .....................................      1,399,926         250,649
    Income tax payable ...................................................        780,812         351,013
                                                                             ------------    ------------
        Total current liabilities ........................................      7,718,270       4,866,372
                                                                             ------------    ------------
Long-term debt, net of current maturities ................................     15,177,738         247,624
Deferred income taxes ....................................................     17,488,394      14,544,383
Other long-term obligations ..............................................        122,013          29,099
                                                                             ------------    ------------
        Total liabilities ................................................     40,506,415      19,687,478
                                                                             ------------    ------------
Stockholders' equity
    Class A common stock , $0.001 par value, 25,000,000 shares authorized,
       11,117,624 and 9,980,192 shares issued and
       outstanding .......................................................         11,117           9,980
    Class B common stock, $0.001 par value, 4,106,852 shares
       authorized, 2,759,828 and 3,176,774 shares issued and
       outstanding .......................................................          2,760           3,177
    Additional paid-in capital ...........................................     64,227,985      58,295,163
    Warrants .............................................................        777,106         777,106
    Retained deficit .....................................................    (23,573,352)    (23,592,653)
                                                                             ------------    ------------
        Total stockholders' equity .......................................     41,445,616      35,492,773
                                                                             ------------    ------------
        Total liabilities and stockholders' equity .......................   $ 81,952,031    $ 55,180,251
                                                                             ============    ============

   The accompanying notes are an integral part of these financial statements.

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  THREE MONTHS                   SIX MONTHS
                                                                  ENDED JUNE 30,                ENDED JUNE 30,
                                                          ---------------------------    ---------------------------
                                                              1998            1997           1998          1997
                                                          ------------    -----------    ------------    -----------
Management service fee revenues .......................   $ 11,818,215    $ 1,685,957    $ 23,036,249    $ 1,685,957
Costs and expenses:
    Salaries and benefits .............................      4,349,430      1,216,315       8,278,442      1,450,385
    Orthodontic supplies ..............................      1,758,648        199,993       3,201,786        199,993
    Rent ..............................................      1,212,027        385,102       2,259,221        427,296
    Advertising and marketing .........................        418,236          7,705         856,058          7,705
    General and administrative ........................      1,682,041        422,104       3,571,993        615,115
    Depreciation and amortization .....................        761,439         65,671       1,207,497         70,306
    Special charge ....................................      3,745,000           --         3,745,000           --
                                                          ------------    -----------    ------------    -----------
        Total costs and expenses ......................     13,926,821      2,296,890      23,119,997      2,770,800
                                                          ------------    -----------    ------------    -----------
        Operating loss ................................     (2,108,606)      (610,933)        (83,748)    (1,084,843)

Interest expense, net .................................         92,722          5,271         110,176          6,683
Interest income .......................................        (98,908)       (13,592)       (187,275)       (13,592)
Other income ..........................................        (27,567)           (56)        (37,704)           (56)
                                                          ------------    -----------    ------------    -----------
        Income (loss) before income taxes .............     (2,074,853)      (602,556)         31,055     (1,077,878)
Income tax provision (benefit) ........................       (788,444)      (409,594)         11,754       (409,594)
                                                          ------------    -----------    ------------    -----------
        Net income (loss) .............................     (1,286,409)      (192,962)         19,301       (668,284)
                                                          ============    ===========    ============    ===========
Earnings (loss) per common and common equivalent share:
    Basic .............................................   $      (0.09)   $     (0.03)   $       0.00    $     (0.14)
                                                          ============    ===========    ============    ===========
    Diluted ...........................................   $      (0.09)   $     (0.03)   $       0.00    $     (0.14)
                                                          ============    ===========    ============    ===========
Number of shares used in calculating
  earnings (loss) per common and
  common equivalent share:
    Basic .............................................     13,783,336      6,079,863      13,598,434      4,721,022
                                                          ============    ===========    ============    ===========
    Diluted ...........................................     13,783,336      6,079,863      13,801,800      4,721,022
                                                          ============    ===========    ============    ===========

   The accompanying notes are an integral part of these financial statements.

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   SIX MONTHS
                                                                                  ENDED JUNE 30,
                                                                            ----------------------------
                                                                                1998           1997
                                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ...................................................   $     19,301    $   (668,284)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization ...................................      1,207,497          70,306
        Deferred income tax provision (benefit) .........................       (309,824)       (409,594)
        Provision for doubtful accounts .................................         86,732          17,031
    Changes in assets and liabilities, excluding effects of acquisitions:
        Receivable from orthodontic practices ...........................     (4,756,344)       (194,458)
        Prepaid expenses ................................................       (209,373)       (157,310)
        Other assets ....................................................       (808,174)      1,313,392
        Payables and other accrued liabilities ..........................      2,790,601        (898,639)
                                                                            ------------    ------------
                      Net cash used in operating activities .............     (1,979,584)       (927,556)
                                                                            ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures ................................................     (3,663,303)     (1,349,222)
    Payments for new affiliated practices ...............................     (9,332,881)           --
    Advances to affiliates ..............................................       (903,525)           --
    Repayment of advances by affiliates .................................        161,935            --
                                                                            ------------    ------------
                      Net cash used in investing activities .............    (13,737,774)     (1,349,222)
                                                                            ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from borrowings ........................................     15,000,000       2,082,400
        Repayments of borrowings ........................................       (951,605)     (3,484,292)
        Proceeds from issuances of common stock .........................         79,386      17,593,277
        Cash paid related to common stock issuance costs ................           --        (4,102,443)
        Special dividend to founders ....................................           --        (6,429,443)
                                                                            ------------    ------------
                      Net cash provided by financing activities .........     14,127,781       5,659,499
                                                                            ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................     (1,589,577)      3,382,721

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........................      2,114,449          21,254
                                                                            ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............................   $    524,872    $  3,403,975
                                                                            ============    ============

   The accompanying notes are an integral part of these financial statements.

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                           (UNAUDITED)

                                              CLASS A AND B
                                              COMMON STOCK         ADDITIONAL                                 TOTAL
                                          ---------------------     PAID-IN                  RETAINED     STOCKHOLDERS'
                                            SHARES       AMOUNT     CAPITAL     WARRANTS     DEFICIT          EQUITY
                                          -----------   -------   -----------   --------   ------------    -----------
BALANCE, December 31, 1997 ............    13,156,966   $13,157   $58,295,163   $777,106   $(23,592,653)   $35,492,773
    Issuances of common stock to
     new affiliated practices .........       455,604       456     3,469,414       --             --        3,469,870
    Issuances of common stock
     under stock option plan, including
     income tax benefit ...............        20,000        20        79,366       --             --           79,386
    Issuances of common stock
     options to non-employees .........          --        --         437,057       --             --          437,057
    Net income ........................          --        --            --         --           19,301         19,301
    Other .............................       244,882       244     1,946,985       --             --        1,947,229
                                          -----------   -------   -----------   --------   ------------    -----------
BALANCE, June 30, 1998 ................    13,877,452   $13,877   $64,227,985   $777,106   $(23,573,352)   $41,445,616
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

                             APPLE ORTHODONTIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

Apple Orthodontix, Inc. ("Apple" or the "Company") was founded in July 1996 to provide practice management services to orthodontic practices in the United States and Canada. On May 29, 1997, Apple acquired substantially all of the tangible and intangible assets, and assumed certain of the liabilities of 31 orthodontic practices (collectively, the "Founding Affiliated Practices") in exchange for 3.7 million shares of its class A common stock, par value $.001 per share (the "Common Stock"), and $6.6 million (the "Initial Affiliations"). Simultaneous with the Initial Affiliations, Apple closed its initial public offering (the "IPO") of 2.7 million shares of Common Stock. The net proceeds of the Common Stock issued in the IPO (after deducting the underwriting discounts and commissions) were $17.6 million. Total related offering costs were $5.5 million.

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

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading. The financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim periods ended June 30, 1998 and 1997.

Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements of Apple and related notes thereto, and management's discussion and analysis related thereto, all of which are included in the Company's annual report on Form 10-K for the year ended December 31, 1997, as amended, as filed with the SEC (the "1997 Form 10-K").

2. SIGNIFICANT ACCOUNTING POLICIES

INTANGIBLE ASSETS, NET

In reaction to recent trends in the practice management industry, the Company has changed its estimate of the remaining useful life of its intangible assets to a maximum of 25 years effective April 1, 1998. These costs have historically been amortized over a period of 30 to 40 years to match the term of the related service agreement.

There have been no other significant additions to or changes in accounting policies of the Company since December 31, 1997. For a description of these policies, see Note 2 of Notes to Consolidated Financial Statements in the 1997 Form 10-K.

                             APPLE ORTHODONTIX, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NEW ACCOUNTING STANDARDS

In April 1998, Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," was issued by the American Institute of Certified Public Accountants. SOP 98-5 requires that all non-governmental entities expense the costs of start-up activities as those costs are incurred. The Company is required to adopt SOP 98-5 as of January 1, 1999. The Company does not expect the adoption of SOP 98-5 to have a material effect on its financial position or results of operations.

3. NEW ORTHODONTIST AFFILIATIONS

During the period from January 1, 1998 through June 30, 1998, the Company completed New Orthodontist Affiliations with 15 practices representing 21 orthodontists and 23 office locations. In addition, four orthodontists joined existing Affiliated Practices. The 1998 New Orthodontist Affiliations generated patient revenue of $9.9 million for their most recently completed fiscal year. Prior patient revenue is not necessarily indicative of the level of patient revenue that these practices may be expected to generate in the future and is not necessarily indicative of the future service fees that the Company will receive in conjunction with these affiliations.

Total consideration related to the 1998 New Orthodontist Affiliations consisted of 455,604 shares of common stock and $7.1 million of cash, assumed debt and deferred purchase price.

The cost of each of the above 1998 New Orthodontist Affiliations has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed, resulting in gross service fee intangibles of $14.1 million. These allocations may be adjusted to the extent that management becomes aware of additional information within one reporting year of the affiliation date which results in a material change in the amount of any contingency or changes in the estimated fair market value of assets acquired and liabilities assumed.

4. LONG-TERM DEBT

A summary of long-term debt is as follows:

                                                          JUNE 30,  DECEMBER 31,
                                                           1998         1997
                                                        -----------   ----------
Unsecured revolving credit facility .................   $15,000,000   $     --
Notes payable, maturing in varying amounts through
    October 2002, with interest ranging from 7.5%
    to 9.25% ........................................       155,093    1,076,020
Capitalized lease obligations, due in monthly
    installments through April 2001with interest
    ranging from 9.5% to 24.66% .....................       163,636      194,314
                                                        -----------   ----------
                                                         15,318,729    1,270,334
    Less:  current maturities .......................       140,991    1,022,710
                                                        -----------   ----------
Long-term debt, net of current maturities ...........   $15,177,738   $  247,624
                                                        ===========   ==========

During 1998, the Company amended its unsecured bank credit facility in place at December 31, 1997 to increase its size from $15 million to $25 million and to increase its bank group from one to two banks. The bank credit facility provides for a revolving credit period expiring on May 31, 2002. Availability under this facility is tied to the Company's cash flow and liquidity. Advances bear interest, at the Company's option, at a prime rate or LIBOR, in each case plus a margin which is calculated based upon the Company's ratio of indebtedness to cash flow. The Company is required to maintain certain financial covenants regarding net worth, coverage ratios and additional indebtedness. As of June 30, 1998, the Company had $15.0 million drawn under this facility.

The notes payable relate to debts of the Affiliated Practices that were assumed by the Company.

5. STOCK COMPENSATION PLAN

As allowed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company accounts for awards under its 1997 Stock Compensation Plan under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock options issued to employees with exercise prices greater than or equal to the fair market value at the date of grant. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been reduced to the following pro forma amounts:

                                     THREE MONTHS                   SIX MONTHS
                                    ENDED JUNE 30,                ENDED JUNE 30,
                            ------------------------------  ---------------------------
                                1998             1997            1998         1997
                            -------------    -------------  ------------- -------------
Net income (loss)
    As reported .........   $  (1,286,409)   $    (192,962) $      19,301 $    (668,284)
    Pro forma ...........   $  (1,327,237)   $    (289,460) $     (62,354)$    (764,782)
Earnings (loss) per share
    As reported .........   $       (0.09)   $       (0.03) $        0.00 $       (0.14)
    Pro forma ...........   $       (0.10)   $       (0.05) $        0.00 $       (0.16)

During the six months ended June 30, 1998, the Company issued options to purchase 35,000 shares to individuals other than employees and directors of the Company as consideration for the closing of New Orthodontist Affiliations. The fair value of these options was determined using the Black-Scholes option pricing model at the date of grant and capitalized as a cost of affiliation.

6. COMBINED PATIENT DATA

Combined operating data for the Affiliated Practices for the period from January 1, 1998 through June 30, 1998 is as follows:

                                              PATIENT        CASH
                                              REVENUES     COLLECTIONS
                                             -----------   -----------
Practices participating under the Standard
  Contract ...............................   $18,327,256   $16,967,255
Practices participating under the
  Alternative Contract ...................     4,982,421     5,165,736
Practices participating under flat fee
  agreements .............................     7,532,567     7,532,567
                                             -----------   -----------
                                             $30,842,244   $29,665,558
                                             ===========   ===========

Combined patient receivables, net of the Affiliated Practices as of June 30, 1998 is as follows:

Patient receivables .........................................       $ 3,890,144
Unbilled patient receivables ................................         4,562,894
Patient prepayments .........................................        (2,610,314)
                                                                    -----------
        Patient receivables, net of prepayments .............       $ 5,842,724
                                                                    ===========

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

OVERVIEW

The Company conducted no significant operations before its IPO in May 1997 when the Company acquired the tangible and intangible assets and liabilities of, and entered into Service Agreements with, the 31 Founding Affiliated Practices. Since that time and through August 12, 1998, the Company has affiliated with an additional 35 practices and 59 orthodontists operating in 64 offices. The Company expects that its future growth will come from (i) implementing a comprehensive practice operating approach designed to drive internal growth of the Affiliated Practices, (ii) entering into Service Agreements with new Affiliated Practices and (iii) developing new orthodontic centers, including satellite offices (branch locations of existing Affiliated Practices), with existing and future Affiliated Practices.

Through its Service Agreements, the Company provides a full complement of practice management services to Affiliated Practices in return for management service fees. The management service fees earned by the Company are in accordance with three general types of Service Agreements --the standard form of the Service Agreement (the "Standard Contract"), the alternative form of the Service Agreement (the "Alternative Contract") and a Service Agreement based upon a flat fee (the "Flat Fee Contract"). The Standard Contract calls for a calculation of the monthly service fee based on the total patient revenues earned by the Affiliated Practices, which is defined by the agreement to represent 24% of the total contract value in the initial month of a patient's treatment with the remainder of the contract balance earned evenly over the balance of the contract term. From total patient revenues, the practices retain a percentage of the Affiliated Practices' cash collections.

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

In accordance with SAB No. 48, the acquisition of the assets and assumption of certain liabilities for all of the Founding Affiliated Practices has been accounted for by the Company at the transferors' historical cost basis, with the shares of common stock issued in the Initial Affiliations being valued at the historical cost of the nonmonetary assets acquired net of liabilities assumed. The cash consideration paid at closing on May 29, 1997 is reflected as a dividend by Apple to the owners of the Founding Affiliated Practices in the quarter ended June 30, 1997. SAB No. 48 is not applicable to affiliations effected by the Company after the IPO. The subsequent affiliations resulted in substantial intangible assets being recorded and will continue to result in substantial annual noncash amortization charges for intangible assets in the Company's statements of operations. In this connection, the Company changed, effective April 1, 1998, its estimate of the remaining useful life of its intangible assets in light of recent trends in the practice management industry. From that date, it will use a maximum 25-year useful life for amortizing intangible assets attributable to Affiliations. Prior to that date, these costs were being amortized over a period of 30 to 40 years to match the term of the related Service Agreement.

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)

MANAGEMENT SERVICE FEE REVENUES

The Company generated management service fee revenues of $11.8 million and $23.0 million for the three- and six-month periods ended June 30, 1998, respectively, as compared with $1.7 million for each of the three- and six-month periods in 1997. The Company conducted no significant operations through the date of the IPO. Following completion of the IPO and the Initial Affiliations on May 29, 1997, the Company began operations effective June 1, 1997. Thus, management service fee revenues for each of the three- and six-month periods in 1997 reflect only one month of operations.

COSTS AND EXPENSES

The Company incurred costs and expenses of $13.9 million (117.8% of management service fee revenues) and $23.1 million (100.4% of management service fee revenues) for the three- and six-month periods ended June 30, 1998, respectively. The Company's recurring costs and expenses consisted primarily of salaries and benefits, orthodontic supplies, rent, advertising and marketing, general and administrative and depreciation and amortization. Costs and expenses for the 1998 periods also included a $3.7 million special charge which reflected severance costs associated with a series of management changes, costs of terminated transaction negotiations and certain other items. Exclusive of this $3.7 million charge, costs and expenses were $10.2 million (86.2% of management service fee revenues) and $19.4 million (84.1% of management service fee revenues) for the three- and six-month periods ended June 30, 1998, respectively. As described more fully in MANAGEMENT SERVICE FEE REVENUES above, costs and expenses for each of the three- and six- month periods ended June 30, 1997 reflect only one month of operations. Costs and expenses for the 1997 periods do, however, reflect corporate office expenses (consisting primarily of various legal, accounting, travel, personnel and marketing costs incurred in connection with the IPO and the Initial Affiliations) for the entire periods presented.

OPERATING INCOME (LOSS)

The Company generated operating losses of $2.1 million and $83,748 for the three- and six- month periods ended June 30, 1998, respectively. Exclusive of the $3.7 million special charge discussed in COSTS AND EXPENSES above, the Company generated operating income of $1.6 million and $3.7 million for the respective periods. These operating income amounts comprised 13.8% and 15.9% of management service fee revenues, respectively, for such periods. The Company generated operating losses of $610,933 and $1,084,843 for the three- and six-month periods ended June 30, 1997, respectively. As described more fully in MANAGEMENT SERVICE FEE REVENUES and COSTS AND EXPENSES above, the three- and six- month periods ended June 30, 1997 reflect only one month of operations, but full periods of corporate office expenses.

INTEREST EXPENSE

Interest expense of $92,722 and $110,176 for the three- and six- month periods ended June 30, 1998, respectively, reflected the cost of borrowings under the Company's revolving credit facility, certain indebtedness of the Founding Affiliated Practices that was assumed by the Company and certain capital lease obligations for computer and office equipment. Interest expense of $5,271 and $6,683 for the three- and six- month periods ended June 30, 1997, respectively, reflected certain indebtedness of the Founding Affiliated Practices that was assumed by the Company and certain capital lease obligations for computer and office equipment

INTEREST INCOME

Interest income of $98,908 and $187,275 for the three- and six- month periods ended June 30, 1998, respectively, reflected interest earned on notes receivable from certain of the Founding Affiliated Practices and certain funds held in an escrow account related to a Canadian affiliation. Interest income of $13,592 for each of the three- and six- month periods ended June 30, 1997, respectively, reflected interest earned on notes receivable from certain of the Founding Affiliated Practices.

INCOME TAXES

The Company generated an income tax provision (benefit) of $(788,444) and $11,754 for the three-and six-month periods ended June 30, 1998. The Company generated an income tax (benefit) of $(409,594) for each of the three- and six-month periods ended June 30, 1997. These income tax benefits resulted from net operating losses generated by the Company during those periods.

NET INCOME (LOSS)

As a result of the foregoing factors, the Company generated net income (loss) of $(1.3) million and $19,301 for the three- and six-month periods ended June 30, 1998, respectively, or earnings (loss) of $(0.09) and $0.00 per share, respectively. Exclusive of the $3.7 million special charge discussed in COSTS AND EXPENSES above, the Company generated net income of $1.0 million and $2.3 million for the respective periods, or basic earnings per share of $0.08 and $0.17, respectively. This net income comprised 8.8% and 10.2% of management service fee revenues for the respective periods. The Company generated net losses of $192,962 and $668,284 for the three- and six-month periods ended June 30, 1997, respectively. As described more fully in MANAGEMENT SERVICE FEE REVENUES and COSTS AND EXPENSES above, the three- and six- month periods ended June 30, 1997 reflect only one month of operations, but full periods of corporate office expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

The Company has financed its capital requirements to date with borrowings from banks and issuances of securities. To date, the Company has been able to obtain satisfactory financing for its operations and believes that it will be able to obtain such financing as required in the future. During 1998, the Company amended its unsecured bank credit facility in place at December 31, 1997 to increase its size from $15 million to $25 million and to increase its bank group from one to two banks. The bank credit facility provides for a revolving credit period expiring on May 31, 2002. Availability under this facility is tied to the Company's cash flow and liquidity. Advances bear interest, at the Company's option, at a prime rate or LIBOR, in each case plus a margin which is calculated based upon the Company's ratio of indebtedness to cash flow. The Company is required to maintain certain financial covenants regarding net worth, coverage ratios and additional indebtedness. As of June 30, 1998, the Company had $15.0 million drawn under this facility.

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

Total long-term debt increased from $247,624 at December 31, 1997, to $15.2 million at June 30, 1998. The increase is attributable to borrowings for the affiliation of new orthodontic practices, the purchase of property and equipment and general working capital needs. The Company's weighted average cost of indebtedness was 7.2% for the second quarter of 1998.

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

The restricted cash balance of $2.1 million at June 30, 1998 consisted primarily of borrowings under the Chase Facility which were placed into escrow pending the resolution of certain post-closing contingencies related to a new affiliate orthodontist transaction closed during the third quarter of 1997. A favorable resolution of these post-closing contingencies would result in payment of the $2.1 million to the sellers in January 1999. The Company has the right to post a letter of credit in order to have the $2.1 million refunded from escrow to the Company prior to January 1999.

CAPITAL EXPENDITURES AND NEW AFFILIATIONS

The Company made capital expenditures for the Affiliated Practices during the six months ended June 30, 1998, of approximately $3.7 million to fund, among other things, the development of satellite offices. The average cost of developing a satellite office (which may vary by geographic market) is estimated to be approximately $250,000 to $400,000, including initial working capital requirements. The Service Agreements provide for advances by the Company to the Affiliated Practices for working capital requirements (including any deficits in cash flows of Affiliated Practices resulting from, among other things, development of satellite offices) and other purposes. Such loans bear interest at prime plus one percent and are repayable over varying periods of time not to exceed five years. Total notes receivable from Affiliated Practices were $1.5 million at June 30, 1998. It is anticipated that capital expenditures will be funded from the Company's cash flow from operations and borrowings under the Chase Facility.

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

The availability of capital from outside financing sources will depend upon prevailing market conditions, interest rates and the then existing financial condition of the Company. During the six months ended June 30, 1998, total consideration related to the New Orthodontist Affiliations consisted of 455,604 shares of common stock and $7.1 million of cash, assumed debt and deferred purchase price.

AFFORDABLE PAYMENT PLANS

A part of the Company's business strategy is to encourage Affiliated Practices to offer more affordable payment plans to patients. The Company does not expect the affordable payment plans, or any potential increase in bad debt expense resulting from these plans, to have any significant negative impact on the working capital or liquidity of the Affiliated Practices. Existing Affiliated Practices using such payment plans have experienced an initial decrease in working capital; however, the Company believes that the decrease in working capital generally will be offset by an increase in the number of patients receiving orthodontic treatment because of the combined effect of advertising, offering more affordable payment plans and the use of the Company's practice-building program. Moreover, the Company believes the Affiliated Practices have the financial wherewithal to sustain any negative impact that may result from these payment plans. Therefore, Apple does not anticipate that the offering by the Affiliated Practices of more affordable payment plans will impair the Company's ability to collect management service revenues from the Affiliated Practices.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

In November 1997, the Company received notice that Mr. Donald Rose, an acquaintance of Dr. John G. Vondrak, the Chairman of the Board of the Company, was threatening to sue the Company, John G. Vondrak Apple Orthodontix, Inc., Dr. Vondrak and John G. Vondrak, P.C., alleging, among other things, certain breaches of an alleged oral agreement with Dr. Vondrak pursuant to which Dr. Vondrak was to award Mr. Rose 10% of any stock issued to Dr. Vondrak in the IPO in exchange for Mr. Rose's effort to obtain venture capital for the Company. On January 8, 1998, Dr. Vondrak filed a declaratory judgment action in the District Court of Harris County, Texas (269th Judicial District) seeking a finding by the court that Mr. Rose was not entitled to any of Dr. Vondrak's stock or any other remuneration. Mr. Rose has filed a special appearance challenging jurisdiction and a general denial. The Company is not a party to the declaratory judgment action filed by Dr. Vondrak. While the Company was not a party to the alleged oral agreement, Mr. Rose has maintained that the Company should be bound by its terms as a result of the relationship between Dr. Vondrak and the Company. Although the Company believes that these allegations are without merit, there can be no assurance that a lawsuit will not be filed and, if filed, that the Company will obtain a successful outcome.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On August 12, 1998, the Company announced the appointment of A. Stone Douglass, 51, a managing partner of Compass Partners, LLC, as Chief Executive Officer and President, replacing John G. Vondrak, D.D.S., who will continue as Chairman of the Board. In addition, Mr. Douglass was elected to the Board of Directors. The Company also announced that James E. Bobbitt, 54, would be replacing Michael W. Harlan as Vice President and Chief Financial Officer. Mr. Harlan will continue as a consultant to the Company on financial matters and will assist in the transition of his responsibilities to Mr. Bobbitt.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits.

Exhibit
NUMBER                DESCRIPTION

*3.1   --   Restated Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).

*3.2   --   Bylaws (Incorporated herein by reference to Exhibit 3.2 of the
            Company's Registration Statement on Form S-1 (Registration No.
            333-22785)).

27.1   --   Financial Data Schedule.


*Incorporated herein by reference as indicated.

   (b)  Reports on Form 8-K

       None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Apple Orthodontix, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         APPLE ORTHODONTIX, INC.

Dated:  August 14, 1998                                  /S/ JAMES E. BOBBITT
                                                         By: James E. Bobbitt
                                                         Vice President - Chief
                                                         Financial Officer