Form 10-Q
period 1998-09-30
APPLE ORTHODONTIX INC
filed 1998-11-17
CIK 1031176

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended SEPTEMBER 30, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

   for the transition period from  ___________________ to ____________________

Commission file number             1-12977

                             APPLE ORTHODONTIX, INC.
--------------------------------------------------------------------------------
              (exact name of Registrant as specified in its charter)

          Delaware                                        74-2795193
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

               2777 Allen Parkway, Suite 700, Houston, Texas 77019
--------------------------------------------------------------------------------
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

     The number of shares of Class A Common Stock and Class B Common Stock of the Registrant, par value $.001 per share, outstanding at November 13, 1998 was 11,368,585 and 2,576,411, respectively.

                              FORM 10-Q REPORT INDEX

10-Q PART AND ITEM NO.

                                                                            PAGE
PART I - FINANCIAL INFORMATION

     Item 1 -- Financial Statements..........................................  3

     Item 2 -- Management's  Discussion  and Analysis of Financial
               Condition and Results of Operations........................... 11

PART II - OTHER INFORMATION
     Item 1 -- Legal Proceedings............................................. 16

     Item 6 -- Exhibits and Reports on Form 8-K.............................. 18

Signature.................................................................... 19

                                      PART I

ITEM 1. FINANCIAL STATEMENTS

                     APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                                          1998            1997
                                                                                      ------------    ------------
                                                                                      (UNAUDITED)
                         ASSETS
Current assets:
   Cash and cash equivalents ......................................................   $      1,413    $      2,114
   Restricted cash ................................................................          2,140           2,140
   Receivable from orthodontic practices, net .....................................         10,999           2,362
   Prepaid expenses ...............................................................            472             250
   Other current assets ...........................................................            588             538
                                                                                      ------------    ------------
      Total current assets ........................................................         15,612           7,404
                                                                                      ------------    ------------
Property and equipment, net .......................................................          7,772           6,002
Intangible assets, net ............................................................         52,512          38,788
Receivable from orthodontic practices, net of current
 portion ..........................................................................          3,233           1,642
Notes receivable ..................................................................          2,675             600
Receivable from third parties .....................................................            762             107
Other assets ......................................................................          1,492             256
                                                                                      ============    ============
      Total assets ................................................................   $     84,058    $     54,799
                                                                                      ============    ============
                    LIABILITIES AND
                  STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt ...........................................   $        122    $      1,023
   Accounts payable and accrued expenses ..........................................          7,027           3,242
   Payable to orthodontic practices ...............................................          1,517             250
   Income tax payable .............................................................            781             351
                                                                                      ------------    ------------
      Total current liabilities ...................................................          9,447           4,866
                                                                                      ------------    ------------

Long-term debt, net of current maturities .........................................         20,170             248
Deferred income taxes .............................................................         13,551          14,544
Other long-term obligations .......................................................             12              29
                                                                                      ------------    ------------
      Total liabilities ...........................................................         43,180          19,687
                                                                                      ------------    ------------
Stockholders' equity
   Class A common stock , $0.001 par value, 25,000 shares
      authorized, 11,369 and 9,980 shares issued and
       outstanding.................................................................             11              10
   Class B common stock, $0.001 par value, 4,107 shares
      authorized, 2,576 and 3,177 shares issued and
       outstanding.................................................................              3               3
   Additional paid-in capital .....................................................         64,406          58,295
   Warrants .......................................................................            777             777
   Retained deficit ...............................................................        (22,586)        (23,592)
   Foreign currency translation adjustment ........................................         (1,733)           (381)
                                                                                      ------------    ------------
      Total stockholders' equity ..................................................         40,878          35,112
                                                                                      ============    ============
      Total liabilities and stockholders' equity ..................................   $     84,058    $     54,799
                                                                                      ============    ============

   The accompanying notes are an integral part of these financial statements.

                     APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)

                                             THREE MONTHS              NINE MONTHS
                                           ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                          --------------------    -------------------
                                            1998        1997        1998       1997
                                          --------    --------    --------    -------
Management service fee revenues .......   $ 13,114    $  7,480    $ 36,150    $ 9,166
Costs and expenses:
   Salaries and benefits ..............      4,653       3,094      12,931      4,544
   Orthodontic supplies ...............      1,927         998       5,129      1,198
   Rent ...............................      1,294         786       3,553      1,214
   Advertising and marketing ..........        689         146       1,545        153
   General and administrative .........      1,921       1,241       5,493      1,856
   Depreciation and amortization ......        897         341       2,105        412
   Special charge .....................       --          --         3,745       --
                                          --------    --------    --------    -------
      Total costs and expenses ........     11,381       6,606      34,501      9,377
                                          --------    --------    --------    -------
      Operating income (loss) .........      1,733         874       1,649       (211)

Interest expense, net .................        293         141         403        148
Interest income .......................       (131)        (91)       (318)      (105)
Other income, net .....................        (20)         (3)        (58)        (3)
                                          --------    --------    --------    -------
      Income (loss) before income taxes      1,591         827       1,622       (251)
Income tax provision (benefit) ........        605         314         616        (95)
                                          --------    --------    --------    -------

      Net income (loss) ...............   $    986    $    513    $  1,006    $  (156)
                                          ========    ========    ========    =======
Earnings (loss) per common
 and common equivalent share:
   Basic ..............................   $   0.07    $   0.05    $   0.07    $ (0.02)
                                          ========    ========    ========    =======
   Diluted ............................   $   0.07    $   0.05    $   0.07    $ (0.02)
                                          ========    ========    ========    =======
Number of shares used in calculating
 earnings (loss) per common and common
 equivalent share:
   Basic ..............................     13,944      10,834      13,715      6,965
                                          ========    ========    ========    =======
   Diluted ............................     14,002      11,205      13,870      6,965
                                          ========    ========    ========    =======

    The accompanying notes are an integral part of these financial statements.

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)

                                                                              NINE MONTHS
                                                                           ENDED SEPTEMBER 30,
                                                                           --------------------
                                                                             1998        1997
                                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ...................................................   $  1,006    $   (156)
    Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
      Depreciation and amortization ....................................      2,105         412
      Deferred income taxes ............................................        430         (95)
      Provision for doubtful accounts ..................................        134          34
      Special compensation expense paid in stock .......................        538        --
   Changes in assets and liabilities, excluding effects of acquisitions:
      Receivable from orthodontic practices ............................     (8,771)       (931)
      Prepaid expenses .................................................       (222)       (190)
      Other assets .....................................................       (108)        420
      Payables and other accrued liabilities ...........................      2,283      (1,182)
                                                                           --------    --------
                  Net cash used in operating activities ................     (2,605)     (1,688)
                                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ................................................     (2,419)     (2,327)
   Payments for new affiliated practices ...............................    (10,456)     (3,689)
   Payment into escrow for a new affiliated practice ...................       --        (2,134)
   Advances to third parties ...........................................     (2,075)       (350)
   Advances to related parties .........................................       (655)       --
   Advances to affiliates ..............................................     (1,837)     (1,494)
   Repayment of advances by affiliates .................................        246          49
                                                                           --------    --------
                  Net cash used in investing activities ................    (17,196)     (9,945)
                                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings .........................................     20,000      11,434
      Repayments of borrowings .........................................       (979)     (2,628)
      Proceeds from issuances of common stock ..........................         79      17,623
      Cash paid related to common stock issuance costs .................       --        (4,952)
      Special dividend to founders .....................................       --        (6,544)
                                                                           --------    --------
                  Net cash provided by financing activities ............     19,100      14,933
                                                                           --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................       (701)      3,300

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......................      2,114          21
                                                                           ========    ========
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................   $  1,413    $  3,321
                                                                           ========    ========

    The accompanying notes are an integral part of these financial statements.

                     APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (IN THOUSANDS; UNAUDITED)

                                       CLASS A AND B                                            FOREIGN
                                       COMMON STOCK       ADDITIONAL                           CURRENCY
                                      ---------------      PAID-IN                RETAINED    TRANSLATION  STOCKHOLDERS'
                                      SHARES   AMOUNT      CAPITAL     WARRANTS   DEFICIT      ADJUSTMENT     EQUITY
                                      ------   ------   ------------   --------   --------    -----------    --------
BALANCE, December 31, 1997 ........   13,157   $   13   $     58,295   $    777   $(23,592)   $      (381)   $ 35,112
   Issuances of common stock to new
    affiliated practices ..........      523        1          3,664       --         --             --         3,665
   Issuances of common stock
    under stock option plan,
    including income tax benefit ..       20     --               79       --         --             --            79
   Issuances of common stock
    options to non-employees ......     --       --              437       --         --             --           437
   Net income .....................     --       --             --         --        1,006           --         1,006
   Foreign currency
    translation adjustment ........     --       --             --         --         --           (1,352)     (1,352)
   Other ..........................      245     --            1,931       --         --             --         1,931
                                      ------   ------   ------------   --------   --------    -----------    --------
BALANCE, September 30, 1998 .......   13,945   $   14   $     64,406   $    777   $(22,586)   $    (1,733)   $ 40,878
                                      ======   ======   ============   ========   ========    ===========    ========

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

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading. The financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim periods ended September 30, 1998 and 1997.

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

                             APPLE ORTHODONTIX, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NEW ACCOUNTING STANDARDS

The Emerging Issues Task Force of the Financial Accounting Standards Board (the "FASB") recently issued its Consensus Opinion 97-2 ("EITF 97-2"). EITF 97-2 addresses certain specific matters pertaining to the physician, dentistry and veterinary practice management industries. EITF 97-2 will be effective for the Company for its year ending December 31, 1998. EITF 97-2 addresses the ability of certain practice management companies to consolidate the results of certain practices with which it has an existing contractual relationship. The Company currently does not consolidate the operations of the orthodontic practices that it manages. The guidance in EITF 97-2 will not change the Company's accounting method because the Company's arrangements with its Affiliated Practices do not meet the requirements for consolidation as set forth in EITF 97-2.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131") - Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 will be effective for the Company for its year ending December 31, 1998. The Company does not expect the adoption of SFAS No. 131 to have a material effect on its financial position or results of operations.

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

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company's non-U.S. operations is the local currency. Adjustments resulting from the translation of financial statements are reflected as a separate component of stockholders' equity.

RECLASSIFICATIONS

Certain reclassifications have been made to amounts in prior period financial statements to conform with current period presentation.

3. NEW ORTHODONTIST AFFILIATIONS

During the period from January 1, 1998 through September 30, 1998, the Company completed New Orthodontist Affiliations with 15 practices representing 21 orthodontists and 23 office locations. In addition, four orthodontists joined existing Affiliated Practices. The 1998 New Orthodontist Affiliations generated patient revenue of $9.9 million for their most recently completed fiscal years. Prior patient revenue is not necessarily indicative of the level of patient revenue that these practices may be expected to generate in the future and is not necessarily indicative of the future service fees that the Company will receive in conjunction with these affiliations.

Total consideration related to the 1998 New Orthodontist Affiliations consisted of 455,604 shares of common stock and $7.1 million of cash, assumed debt and deferred purchase price.

The cost of each of the above 1998 New Orthodontist Affiliations has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed, resulting in gross service fee intangibles of $15.0 million. These allocations may be adjusted to the extent that management becomes aware of additional information within one reporting year of the affiliation date which results in a material change in the amount of any contingency or changes in the estimated fair market value of assets acquired and liabilities assumed. Such adjustments resulted in an increase in service fee intangibles of $4.8 million with respect to the 21 practices with which the Company affiliated in 1997.

4. LONG-TERM DEBT

A summary of long-term debt is as follows (in thousands):

                                                        SEPTEMBER 30,  DECEMBER 31,
                                                            1998          1997
                                                        ------------   ------------
Unsecured revolving credit facility .................   $     20,000   $       --
Notes payable, maturing in varying amounts
   through October 2002, with interest
   ranging from 7.5% to 9.3% ........................            138          1,076
Capitalized lease obligations, due in
   monthly installments through April
   2001 with interest ranging from 9.5% to 24.7%....             154            195
                                                        ------------   ------------
                                                              20,292          1,271
   Less:  current maturities ........................            122          1,023
                                                        ------------   ------------
Long-term debt, net of current maturities ...........   $     20,170   $        248
                                                        ============   ============

During 1998, the Company amended its unsecured bank credit facility in place at December 31, 1997 to increase its size from $15 million to $25 million and to increase its bank group from one to two banks. The bank credit facility provides for a revolving credit period expiring on May 31, 2002. Availability under this facility is tied to the Company's cash flow and liquidity. Advances bear interest, at the Company's option, at a prime rate or LIBOR, in each case plus a margin which is calculated based upon the Company's ratio of indebtedness to cash flow. The Company is required to maintain certain financial covenants regarding net worth, coverage ratios and additional indebtedness. As of September 30, 1998, the Company had $20.0 million drawn under this facility.

The notes payable relate to debts of the Affiliated Practices that were assumed by the Company.

5. STOCK COMPENSATION PLAN

As allowed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company accounts for awards under its 1997 Stock Compensation Plan under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock options issued to employees with exercise prices greater than or equal to the fair market value at the date of grant. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

                                  THREE MONTHS               NINE MONTHS
                              ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                            -----------------------   -----------------------
                               1998          1997        1998         1997
                            ----------   ----------   ----------   ----------
Net income (loss)
   As reported ..........   $      986   $      513   $    1,006   $     (156)
   Pro forma ............   $      938   $      481   $      861   $     (249)
Earnings (loss) per share
   As reported ..........   $     0.07   $     0.05   $     0.07   $    (0.02)
   Pro forma ............   $     0.07   $     0.04   $     0.06   $    (0.04)

During the nine months ended September 30, 1998, the Company issued options to purchase 35,000 shares to individuals other than employees and directors of the Company as consideration for the closing of New Orthodontist Affiliations. The fair value of these options was determined using the Black-Scholes option pricing model at the date of grant and capitalized as a cost of affiliation.

6. COMBINED PATIENT DATA

Combined operating data for the Affiliated Practices for the period from January 1, 1998 through September 30, 1998 is as follows (in thousands):

                                                          PATIENT       CASH
                                                          REVENUES   COLLECTIONS
                                                          --------   -----------
Practices participating under the
Standard Contract .....................................   $ 27,490   $    25,708
Practices participating under the
Alternative Contract ..................................      8,818         8,597
Practices participating under flat
fee agreements ........................................     11,012        11,012
                                                          --------   -----------
                                                          $ 47,320   $    45,317
                                                          ========   ===========

Combined patient receivables, net of the Affiliated Practices as of September 30, 1998 is as follows:

Patient receivables ...........................................         $ 3,555
Unbilled patient receivables ..................................           5,491
Patient prepayments ...........................................          (3,187)
                                                                        -------
      Patient receivables, net of prepayments .................         $ 5,859
                                                                        =======

7. COMPREHENSIVE INCOME

Comprehensive income, as defined by Statement of Financial Accounting Standards No. 130 - Reporting Comprehensive Income, is net income plus direct adjustments to stockholders' equity. The cumulative translation adjustment related to the Company's Affiliated Practices in Canada is the only such direct adjustment applicable to the Company. The amount of comprehensive income for the Company is as follows (in thousands):

                                         THREE MONTHS         NINE MONTHS
                                       ENDED SEPTEMBER 30, ENDED SEPTEMBER 30,
                                        ----------------   -----------------
                                         1998      1997     1998       1997
                                        ------    ------   -------    ------
Net income (loss) reported ..........   $  986    $  513   $ 1,006    $ (156)
Foreign currency
  translation adjustment ............     (753)     --      (1,352)     --
                                        ------    ------   -------    ------
Comprehensive income (loss) .........   $  233    $  513   $  (346)   $ (156)
                                        ======    ======   =======    ======

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

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)

MANAGEMENT SERVICE FEE REVENUES

The Company generated management service fee revenues of $13.1 million and $36.2 million for the three- and nine-month periods ended September 30, 1998, respectively, as compared with $7.5 million and $9.2 million for the three- and nine-month periods in 1997. The Company conducted no significant operations through the date of the IPO. Following completion of the IPO and the Initial Affiliations on May 29, 1997, the Company began operations effective June 1, 1997. Thus, management service fee revenues for the nine-month period in 1997 reflects only four months of operations.

COSTS AND EXPENSES

The Company incurred costs and expenses of $11.4 million (86.8% of management service fee revenues) and $34.5 million (95.4% of management service fee revenues) for the three- and nine-month periods ended September 30, 1998, respectively. The Company's recurring costs and expenses consisted primarily of salaries and benefits, orthodontic supplies, rent, advertising and marketing, general and administrative and depreciation and amortization.

Costs and expenses for the nine-month period in 1998 also included a $3.7 million special charge in the second quarter which reflected severance costs associated with a series of management changes ($3.3 million), costs of terminated transaction negotiations ($382,344) and certain other items ($84,490). The severance costs related to three officers of the Company. As of September 30, 1998, the Company had paid $2.3 million in cash and $537,952 in stock. Exclusive of this $3.7 million charge, costs and expenses were $30.8 million (85.1% of management service fee revenues) for the nine-month period ended September 30, 1998.

As described more fully under the caption MANAGEMENT SERVICE FEE REVENUES above, costs and expenses for the nine- month period ended September 30, 1997 reflects only four months of operations. Costs and expenses for the 1997 periods do, however, reflect corporate office expenses (consisting primarily of various legal, accounting, travel, personnel and marketing costs incurred in connection with the IPO and the Initial Affiliations) for the entire periods presented.

OPERATING INCOME (LOSS)

The Company generated operating income of $1.7 million and $1.6 million for the three- and nine- month periods ended September 30, 1998, respectively. Exclusive of the $3.7 million special charge discussed under the caption COSTS AND EXPENSES above, the Company generated operating income of $1.7 million and $5.4 million for the respective periods. These operating income amounts comprised 13.2% and 14.9% of management service fee revenues, respectively, for such periods. The Company generated operating income (losses) of $873,995 and $(210,848) for the three- and nine-month periods ended September 30, 1997, respectively. As described more fully under the captions MANAGEMENT SERVICE FEE REVENUES and COSTS AND EXPENSES above, the nine- month period ended September 30, 1997 reflects only four months of operations, but full periods of corporate office expenses.

INTEREST EXPENSE, NET

Interest expense is summarized as follows (in thousands):

                                    THREE MONTHS               NINE MONTHS
                                  ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                 ----------------------   ----------------------
                                   1998         1997        1998         1997
                                 ---------    ---------   ---------    ---------
Gross interest ...............   $     361    $     141   $     575    $     148
Less:  capitalized interest...         (68)        --          (172)        --
                                 ---------    ---------   ---------    ---------
   Interest expense ..........   $     293    $     141   $     403    $     148
                                 =========    =========   =========    =========

Gross interest expense increased $220,000 (156%) and $427,000 (289%) for the three- and nine-month periods ended September 30, 1998, as compared with 1997. The increase in gross interest was due to higher average debt levels.

INTEREST INCOME

Interest income increased $39,259 (43.0%) and $212,942 (203.1%) for the three-and nine- month periods ended September 30, 1998, respectively. These increases reflected additions to notes receivable from certain of the Affiliated

Practices to fund new office construction and working capital needs and interest earned on certain funds held in an escrow account related to a Canadian affiliation at the end of July 1997.

INCOME TAX PROVISION (BENEFIT)

The Company generated an income tax provision (benefit) of $604,446 and $616,201 for the three- and nine-month periods ended September 30, 1998, respectively, and $314,274 and $(95,320) for the comparable periods in 1997. The income tax benefit resulted from net operating losses generated by the Company during the nine-month period in 1997.

NET INCOME (LOSS)

As a result of the foregoing factors, net income increased $473,439 (92.3%) and $1.2 million for the three-and nine-month periods ended September 30, 1998, as compared with 1997. Net income as a percentage of management service fee revenues increased from 6.9% to 7.5% and from (1.7)% to 2.8% for the three- and nine-month periods, respectively.

YEAR 2000 IMPACT ON INFORMATION TECHNOLOGY INFRASTRUCTURE

The Company is in the process of upgrading the practice management systems at its Affiliated Practices (the "Affiliated Practice Systems"). The purpose of this upgrade includes enhancement of the diagnostic, imaging, scheduling and financial features of the Affiliated Practice Systems. The Company has also conducted an evaluation of its information technology infrastructure, including information technology systems in the Company's corporate office (the "Corporate Systems") and the Affiliated Practice Systems, to analyze the impact of the technical problems anticipated for the year 2000 (the "Year 2000 Issue"). Following its evaluation, the Company determined that substantially all its Corporate Systems would be unaffected by such problems. Certain of the Affiliated Practice Systems, however, would be affected by the Year 2000 Issue.

The Company believes that its upgrade of the Affiliated Practice Systems will adequately address the Year 2000 Issue and that this upgrade process will be completed (with respect to the Year 2000 Issue) on a timely basis. During the execution of this process, the Company will continue to incur internal staff costs as well as consulting and other expenses related to the upgrade. The expenses of this upgrade are not expected to have a material adverse effect on the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

The Company has financed its capital requirements to date with borrowings from banks and issuances of securities. To date, the Company has been able to obtain satisfactory financing for its operations and believes that it will be able to obtain such financing as required in the future. During 1998, the Company amended its unsecured bank credit facility with Chase Bank of Texas, N.A. (the "Chase Facility") in place at December 31, 1997 to increase its size from $15 million to $25 million and to increase its bank group from one to two banks. The Chase Facility provides for a revolving credit period expiring on May 31, 2002. Availability under the Chase Facility is tied to the Company's cash flow and liquidity. Advances bear interest, at the Company's option, at a prime rate or LIBOR, in each case plus a margin which is calculated based upon the Company's ratio of indebtedness to cash flow. The Company is required to maintain certain financial covenants regarding net worth, coverage ratios and additional indebtedness. As of September 30, 1998, the Company had $20.0 million drawn under the Chase Facility.

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

Total long-term debt increased from $247,624 at December 31, 1997, to $20.2 million at September 30, 1998. The increase is attributable to borrowings for the affiliation of new orthodontic practices, the purchase of property and equipment and general working capital needs. The Company's weighted average cost of indebtedness was 6.9% for the third quarter of 1998.

WORKING CAPITAL MANAGEMENT

The Company's strategy in managing working capital is to maintain sufficient availability under the Chase Facility to finance short-term capital needs in excess of internally generated funds and minimize excess cash on its balance sheet.

The restricted cash balance of $2.1 million at September 30, 1998 consisted primarily of borrowings under the Chase Facility which were placed into escrow pending the resolution of certain post-closing contingencies related to a new affiliate orthodontist transaction closed during the third quarter of 1997. A favorable resolution of these post-closing contingencies would result in payment of the $2.1 million to the sellers in January 1999. The Company has the right to post a letter of credit in order to have the $2.1 million refunded from escrow to the Company prior to January 1999.

The Company's total receivable from orthodontic practices (current and non-current) increased $10.2 million from December 31, 1997 to September 30, 1998. This increase resulted from a number of factors, including (i)service fee receivables related to unbilled patient receivables, (ii) the portion of service fee receivables from the Company's Affiliated Practices in Canada which are payable in future periods, (iii) notes receivable related to the Affiliated Practices' share of the cost of new office development projects, (iv) notes receivable from the Affiliated Practices for general working capital purposes, and (v) uncollected service fees. Based on the nature of the various types of receivables, the various types of collateral held by the Company and the Company's strategic operating programs to grow the patient revenue of the Affiliated Practices, the Company believes that its receivables from orthodontic practices are collectible.

CAPITAL EXPENDITURES AND NEW AFFILIATIONS

The Company made capital expenditures for the Affiliated Practices during the nine months ended September 30, 1998, of approximately $2.4 million to fund, among other things, the development of satellite offices. With the exception of one stand alone de novo office opened during the second quarter of 1998, which cost $1.3 million to develop, the Company incurred an average cost of developing the one de novo and seven satellite offices opened to date of approximately $400,000 each. The Service Agreements provide for advances by the Company to the Affiliated Practices for working capital requirements (including any deficits in cash flows of Affiliated Practices resulting from, among other things, development of satellite offices) and other purposes. Such loans bear interest at prime plus one percent and are repayable over varying periods of time not to exceed five years. Total notes receivable from Affiliated Practices were $2.7 million at September 30, 1998. It is anticipated that capital expenditures will be funded from the Company's cash flow from operations and borrowings under the Chase Facility.

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

The availability of capital from outside financing sources will depend upon prevailing market conditions, interest rates and the then existing financial condition of the Company. During the nine months ended September 30, 1998, total consideration related to the New Orthodontist Affiliations consisted of 455,604 shares of common stock and $7.1 million of cash, assumed debt and deferred purchase price.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

In November 1997, the Company received notice that Mr. Donald Rose, an acquaintance of Dr. John G. Vondrak, the Chairman of the Board of the Company, was threatening to sue the Company, John G. Vondrak Apple Orthodontix, Inc., Dr. Vondrak and John G. Vondrak, P.C., alleging, among other things, certain breaches of an alleged oral agreement with Dr. Vondrak pursuant to which Dr. Vondrak was to award Mr. Rose 10% of any stock issued to Dr. Vondrak in the IPO in exchange for Mr. Rose's effort to obtain venture capital for the Company. On January 8, 1998, Dr. Vondrak filed a declaratory judgment action in the District Court of Harris County, Texas (269th Judicial District) seeking a finding by the court that Mr. Rose was not entitled to any of Dr. Vondrak's stock or any other remuneration. Mr. Rose filed a special appearance challenging jurisdiction and a general denial. He subsequently withdrew his challenge to jurisdiction. The Company is not a party to the declaratory judgment action filed by Dr. Vondrak. While the Company was not a party to the alleged oral agreement, Mr. Rose has maintained that the Company should be bound by its terms as a result of the relationship between Dr. Vondrak and the Company. Although the Company believes that these allegations are without merit, there can be no assurance that a lawsuit will not be filed and, if filed, that the Company will obtain a successful outcome.

On April 14, 1998, Orthosoft, Inc. ("Orthosoft") filed a complaint in the District Court of Harris County, Texas against the Company alleging, among other things, breach of a Software License and Asset Purchase Option Agreement dated January 31, 1997 among Orthosoft, Glenn W. Woods, Robert J. Dennington, D.D.S. and the Company. The complaint alleges that Orthosoft has suffered damages of approximately $3.1 million. The Company strenuously denies any wrongdoing and intends to vigorously defend against the claims made by Orthosoft, which the Company believes are without merit. The Company has also instituted counterclaims for breaches of the agreement, for tortious interference with existing and prospective contracts and for fraudulent inducement by Orthosoft, and has instituted third-party claims against Mr. Woods and Dr. Dennington for tortious interference with existing and prospective contracts and for fraudulent inducement.

On August 18, 1998, Charles L. Schnibben and Charles L. Schnibben, D.D.S., M.S., P.C. (the "Schnibben Parties") filed a complaint in the District Court of Harris County, Texas against the Company alleging, among other things, breach of a Service Agreement dated May 29, 1997 among the Schnibben Parties and the Company (the "Schnibben Agreement") and negligent misrepresentation in order to induce the Schnibben Parties to enter in the Schnibben Agreement. The petition seeks, among other things, to have the court rescind the Schnibben Agreement because it is an illegal fee splitting arrangement and unspecified actual damages in favor of the Schnibben Parties. The Company strenuously denies any wrongdoing and intends to vigorously defend against the claims made by the Schnibben Parties, which the Company believes are without merit. The Company has filed counterclaims for breaches of the Schnibben Agreement by the Schnibben Parties and third-party claims against the counsel of the Schnibben Parties, who rendered an opinion as to, among other things, the enforceability of the Schnibben Agreement and its compliance with the applicable fee splitting and other dentistry regulations.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders of the Company was held in Houston, Texas on July 27, 1998 for the purpose of electing two members of the Board of Directors. Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. Stockholders approved both of management's nominees to the Board and the selection of Arthur Andersen LLP as the Company's independent auditors for the 1998 fiscal year by the following votes:

                              ELECTION OF DIRECTORS
                    --------------------------------------       SELECTION OF
                    ROD L. CROSBY, JR.   RICHARD J. MARXEN   ARTHUR ANDERSEN LLP
                    ------------------   -----------------   -------------------
For .............       6,169,278           6,169,278             8,086,501
Against .........         355,972             355,972               169,186
Abstaining ......            --                  --                  12,720

ITEM 5. OTHER INFORMATION.

On September 8, 1998, the Company loaned $500,000 (the "Promissory Note") to Dr. John G. Vondrak, the Company's Chairman of the Board, pursuant to a promissory note that bears interest at 8.5% per annum and is payable in full on September 9, 2000 (the "Promissory Note"). The Promissory Note is secured by a security interest in 250,000 shares of Class A or B common stock of the Company pursuant to a stock pledge agreement. On September 10, 1998, the Company and Dr. Vondrak executed an amendment to Dr. Vondrak's employment agreement to recognize Dr. Vondrak's change in title and responsibilities with the Company as well as to modify certain of the terms of compensation in the event Dr. Vondrak's employment with the Company is terminated.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits.

EXHIBIT
NUMBER               DESCRIPTION

*3.1 Restated Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).

*3.2 Bylaws (Incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).

10.1 Employment Agreement between Apple Orthodontix, Inc. and A Stone Douglass, dated August 6, 1998.

10.2 Employment Agreement between Apple Orthodontix, Inc. and James E. Bobbitt, dated August 11, 1998.

10.3 Agreement Regarding Termination of Employment between Apple Orthodontix, Inc. and Michael W. Harlan, dated August 11, 1998.

10.4 Agreement Regarding Termination of Employment and Severance Benefits between Apple Orthodontix, Inc. and H. Steven Walton, dated May 6, 1998.

10.5 Consulting Agreement between Apple Orthodontix, Inc. and Michael W. Harlan, dated August 11, 1998.

10.6 Promissory Note between Apple Orthodontix, Inc. and John G. Vondrak, dated September 8, 1998.

10.7 Stock Pledge Agreement between Apple Orthodontix, Inc. and John G. Vondrak, dated September 9, 1998.

10.8 Amendment to Employment Agreement of John G. Vondrak, dated September 10, 1998.

27.1     Financial Data Schedule.

------------------
* Incorporated herein by reference as indicated.

   (b) Reports on Form 8-K

      None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Apple Orthodontix, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   APPLE ORTHODONTIX, INC.

Dated:  November 13, 1998                          /s/ JAMES E. BOBBITT
                                                   By: James E. Bobbitt
                                                   Vice President - Chief
                                                   Financial Officer