Form 10-K405
period 1998-12-31
APPLE ORTHODONTIX INC
filed 1999-04-15
CIK 1031176

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                                            NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS           ON WHICH REGISTERED
              -------------------------     -----------------------
              Class A Common Stock,         American Stock Exchange
              $.001 Par Value Per Share


         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At April 14, 1999, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $36,688,746 based on the closing price of such stock on such date of $3.25.

At April 14, 1999, the number of shares outstanding of registrant's Class A Common Stock was 11,699,430.

                       DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's 1999 Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                       PART I
Items 1
 and 2.   Business and Properties                                              4
Item 3.   Legal Proceedings                                                   12
Item 4.   Submission of Matters to a Vote of Security Holders                 13

                                       PART II
Item 5.   Market for Registrant's Common Stock and Related Shareholder
          Matters                                                             14
Item 6.   Selected Financial Data                                             14
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               16
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk          20
Item 8.   Financial Statements and Supplementary Data                         21
Item 9.   Changes In and Disagreements With Accountants on Accounting and
          Financial Disclosure                                                39

                                      PART III
Item 10.  Directors and Executive Officers of the Registrant                  39
Item 11.  Executive Compensation                                              39
Item 12.  Security Ownership of Certain Beneficial Owners and Management      39
Item 13.  Certain Relationships and Related Party Transactions                39

                                       PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K    40

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

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

OVERVIEW

Apple Orthodontix, Inc., a Delaware corporation (the "Company"), provides practice management services (which exclude the management and delivery of orthodontic services) to orthodontic practices in the United States and Canada. The Company offers the orthodontic practices with which it has affiliated (the "Affiliated Practices") a full range of services designed to facilitate the delivery of high-quality, affordable orthodontic treatment to consumers. The Company's Affiliated Practices benefit from the Company's practice operating approach designed to (i) stimulate demand in their local markets by increasing consumer awareness of the benefits, availability and affordability of orthodontic treatment, (ii) improve the productivity and profitability of their practices and (iii) leverage the benefits of orthodontist affiliation by providing basic services that include clinical and financial information management, access to capital and technology, group purchasing and comprehensive marketing techniques. The Company earns revenue by providing these management, administrative, development and other services to its Affiliated Practices.

In connection with its initial public offering ("IPO") in May 1997, the Company acquired substantially all the tangible and intangible assets and assumed certain liabilities of, and began providing long-term management services to, 31 orthodontists operating in 58 offices located in 13 states in the United States and in Alberta, Canada (the "Founding Affiliated Practices"). Since its IPO and through April 14, 1999, the Company has affiliated with an additional 36 practices. During that time, the Company has also merged three practices into existing practices and has terminated its affiliation with two practices. As of April 14, 1999, the Company provided services to 62 orthodontic practices representing 88 orthodontists operating in 17 states in the United States and three provinces in Canada.

Affiliated Practices are selected based on a variety of factors, including competitive and financial strengths and historical growth of their practices and the potential for future growth in their markets. The Company also considers the local and national reputations of the Affiliated Practices within the orthodontic services industry, their ability to manage multi-location practices providing high levels of quality care and their desire to grow and improve the operating efficiency of their respective practices. The Company selects its Affiliated Practices based on the recommendations of its affiliated orthodontists and management's experience with orthodontic practices in the United States and Canada.

INDUSTRY
OVERVIEW. The orthodontic services industry is highly fragmented, with over 90% of the approximately 9,000 orthodontists in the United States operating as sole practitioners. The industry currently generates approximately $3.8 billion in annual gross revenues. Seventy percent of orthodontic services are performed on a private pay, fee-for-service basis, 25% are covered by traditional dental insurance (generally with a 50% or greater copayment by the patient), and less than 5% are reimbursed from managed care payor sources due to the elective nature of the service. According to the most recent statistics available from studies by the Journal of Clinical Orthodontists ("JCO"), the median orthodontic practice in the United States generated $518,800 in revenues, started 180 new cases and experienced a case acceptance rate of 67% in 1996.

Orthodontic treatments are principally provided by orthodontists who have completed two years of post-graduate studies following graduation from dental school. The number of orthodontists in the United States has grown slowly since 1990, which the Company believes can be attributed to the limited number of schools offering post-graduate orthodontic programs and the small class size at each of those schools. In addition to orthodontists, a number of general dentists provide various orthodontic services. The industry information set forth herein does not include orthodontic treatments provided by general dentists.

The table below summarizes certain information from the 1997 JCO Orthodontic Practice Study (the "1997 JCO Study") (the most recent available with respect to average fee per case) concerning the U.S. orthodontic services industry for each of the years presented:


                                       NUMBER OF              AVERAGE
                               ---------------------------      FEE
                 YEAR          ORTHODONTISTS    NEW CASES     PER CASE
          -------------------  -------------  ------------  ------------

                 1990              8,720        1,308,000      $3,050
                 1991              8,760        1,314,000       3,221
                 1992              8,856        1,416,690       3,401
                 1993              8,958        1,478,070       3,447
                 1994              9,060        1,540,200       3,492
                 1995              9,098        1,592,150       3,649
                 1996              9,115        1,640,700       3,703

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

OPERATING STRATEGY

Through its practice operating approach, the Company seeks to stimulate increased productivity and internal growth in its Affiliated Practices. To accomplish this objective, the Company has developed an operating approach consisting primarily of (i) implementing practice-building and external marketing programs designed to generate new case starts through increased referrals from existing and former patients and the use of multimedia advertising to stimulate demand for treatment services, (ii) offering more affordable payment plans to patients to broaden the market for orthodontic services, (iii) increasing the operating efficiency of the Affiliated Practices by relieving the orthodontists from various time-consuming administrative responsibilities and realizing economies of scale, (iv) providing a systems-oriented approach to training and education of clinic personnel to improve communications with patients and prospective patients and increase productivity, (v) developing satellite offices to expand the geographic markets served by Affiliated Practices and (vi) utilizing customized management information systems to provide detailed financial and operating data and related analyses to Affiliated Practices and management. The Company believes that its approach has resulted in local market expansion, increased new case starts and practice profitability, increased orthodontist productivity and heightened patient satisfaction in certain of its existing Affiliated Practices.

EXPANSION STRATEGY

The Company pursued an aggressive expansion strategy upon the completion of the IPO through June 1998. Since September 1998, the Company has attempted to raise additional capital to fund its expansion strategy. This effort has been unsuccessful to date. Consequently, the Company has discontinued its strategy of expansion through acquisitions in order to devote its limited resources to the integration of existing Affiliated Practices.

Another element of the Company's expansion strategy is the development of new offices within selected markets served by the existing Affiliated Practices. The Company believes that the new offices will increase the geographic area served by the existing Affiliated Practices, thereby increasing the potential market and leveraging the advertising budget of the existing Affiliated Practices. The Company expects that these offices generally will be located in high traffic areas. The Company has curtailed the development of new offices to be served by existing Affiliated Practices due to funding constraints.

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

ADMINISTRATIVE. The Company earns revenue by providing services to the Affiliated Practices, including staffing, education and training, billing and collections, cash management, group purchasing, inventory management, payroll processing, employee benefits administration, advertising production and other marketing support, patient scheduling, financial reporting and analysis, productivity reporting and analysis, associate recruiting and support for acquisitions, new site development and other capital requirements. The Company believes the orthodontists at the Affiliated Practices benefit from the support provided by the Company and that these services substantially reduce the amount of time the orthodontists are required to spend on administrative matters, thereby enabling them to dedicate more time to the growth of their professional practices. Through economies of scale, the Company seeks to provide these services at a lower cost than could be obtained by any of the Affiliated Practices individually. In addition, because of its size and purchasing power, the Company has been able to negotiate discounts on, among other things, orthodontic and office supplies, health and malpractice insurance and equipment. The Company does not employ orthodontists or control the practice of orthodontics by the orthodontists employed by the Affiliated Practices, and its services revenue generally depends on revenue generated by the Affiliated Practices. In some cases, the fees are based on the costs and expenses the Company incurs in connection with providing services. The profitability of the Affiliated Practices, as well as the performance of the individual orthodontists employed by the Affiliated Practices, affect the Company's profitability.

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

MANAGEMENT INFORMATION SYSTEM.

The Company believes that access to accurate, relevant and timely financial and operating information is a key element to providing practice management services to orthodontic practices. The Company offers a choice between several financial reporting, productivity measurement and patient management systems to each existing Affiliated Practice. These systems are designed to increase the productivity of the Affiliated Practices by enabling the Company and the Affiliated Practices to cost-effectively monitor the productivity of the Affiliated Practices, identify problem areas and opportunities for improvement and take corrective action in a timely manner. Productivity measures that are monitored include case acceptance rates, treatment times and case starts. In addition, the management information system facilitates optimization of the orthodontists' time through computerized scheduling and diagnostic and treatment recordkeeping systems.

LOCATIONS

As of December 31, 1998, the Company provided management services in the following locations:

                                                 NUMBER OF
                                  -----------------------------------------
             STATE/PROVINCE        PRACTICES      OFFICES     ORTHODONTISTS
          ---------------------   ------------  ------------  -------------

          Alberta                       5             6             5
          Arizona                       3             9             3
          British Columbia              2             3             2
          California                   12            17            14
          Colorado                      7            15             8
          Connecticut                   5             7             6
          Florida                       1             1             2
          Georgia                       1             3             1
          Kentucky                      2             2             2
          Massachusetts                 1             2             1
          Michigan                      1             6             7
          Montana                       1             3             1
          Nevada                        1             2             1
          New Mexico                    1             2             1
          New York                      1             2             1
          Ontario                       3             4             7
          Pennsylvania                  2             4             2
          South Carolina                1             2             1
          Texas                         8            24            17
          Utah                          3             7             4
          Virginia                      2             3             3
                                  ------------  ------------  -------------
                                       63           124            89
                                  ============  ============  ============

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

EMPLOYEES

As of December 31, 1998, the Company had 698 employees, of which 46 were employed at the Company's headquarters and 652 were employed at the locations of the existing Affiliated Practices. None of the Company's employees is represented by collective bargaining agreements. The Company has not experienced any work stoppages as a result of labor disputes and the Company considers its employee relations to be good.

The Company's future performance depends in significant part on the continued service of its senior management and other key personnel. In May 1998, the Company replaced its president and its vice president of business development. In August 1998, the Company replaced its chief executive officer and chief financial officer. There can be no assurance that the Company's senior management and other key employees will continue to work for the Company. Loss of services of those employees could have a material adverse effect on the Company's business, results of operations and financial condition. The success of the Company's growth strategy also depends on the Company's ability to attract and retain additional high-quality personnel.

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

GOVERNMENT REGULATION

The orthodontic services industry in the United States and Canada is regulated extensively at both the state, provincial and federal levels. Regulatory oversight includes, but is not limited to, considerations of fee-splitting, corporate practice of orthodontics and state insurance regulation.

CORPORATE PRACTICE OF ORTHODONTICS; FEE-SPLITTING

The laws of many states in the United States and provinces of Canada prohibit business corporations such as the Company from engaging in the practice of orthodontics or employing orthodontists to practice orthodontics. The specific restrictions against the corporate practice of orthodontics, as well as the interpretation of those restrictions by state regulatory authorities, vary from jurisdiction to jurisdiction. The restrictions are generally designed to prohibit an entity not wholly owned by orthodontists (such as the Company) from controlling the professional assets of an orthodontic practice (such as patient records and payor contracts), employing orthodontists to practice orthodontics (or, in certain jurisdictions, employing dental hygienists or orthodontic assistants), or controlling the content of an orthodontist's advertising or professional practice. The Company does not acquire any professional assets and, as provided in the Service Agreements, does not control the practice of orthodontics or employ orthodontists to practice orthodontics at any of the Affiliated Practices' locations. Moreover, in jurisdictions in which it is prohibited, the Company does not employ orthodontic hygienists or orthodontic assistants. The Company provides management services to the Affiliated Practices, and believes that the fees the Company charges for those services are consistent with the laws and regulations of the jurisdictions in which it operates. Therefore, the Company believes it would not be regarded as "owner," "operator" or "manager" of the Affiliated Practices within the meaning of those terms under applicable orthodontic practice acts and believes that its operations comply with the above-described laws to which it is subject. The laws of many jurisdictions also prohibit orthodontists from sharing professional fees with non-orthodontic entities.

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

CANADIAN MATTERS

The Alberta Dental Association ("ADA"), after receiving a complaint (the "Alberta Complaint") filed by certain orthodontists who compete against the orthodontists affiliated with Apple in Calgary, Alberta, determined (after conducting a preliminary investigation) that a disciplinary hearing with respect to the agreements between Apple and its Affiliated Practices in that Province was required. An orthodontist affiliated with Apple then applied to the ADA for its approval of his affiliation with Apple, which caused the postponement of the disciplinary hearing relating to the Alberta Complaint. In October 1998, the ADA refused to grant its approval of that orthodontist's affiliation with Apple. An application has been filed for judicial review of that ADA decision. On review, the Alberta court will have the power to confirm the decision, set the ADA's decision aside, or find that the legislation on which the decision is based void on either constitutional or administrative law grounds.

The ADA attempted to cause the disciplinary hearing relating to the Alberta Complaint to proceed in advance of the judicial review. The Alberta court granted an injunction which prevented the ADA from dealing with the Alberta Complaint until the application for judicial review of the ADA's decision is heard or the Alberta court orders otherwise. The judicial review is scheduled for April 20 and 21, 1999. There can be no assurance that the judicial review or any ADA disciplinary hearing with respect to the Alberta Complaint will not limit the enforceability of the Service Agreements between Apple and its Affiliated Practices in Alberta. In addition, a similar complaint has been filed with the Ontario Dental Association, with respect to which no substantive action has been taken as of April 14, 1999.

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

On February 11, 1999, the Company filed a complaint in the United States District Court for the Southern District of Texas against David V. Young, D.D.S., M.D.S., and David V. Young, D.D.S., M.D.S., L.C. (collectively, the "Young Parties") alleging, among other things, breach by the Young Parties of the Services Agreement dated December 1, 1997 among the Young Parties and the Company (the "Young Services Agreement"), tortious interference by the Young Parties of the relationships of the Company with its employees resident in the State of Utah and fraud by the Young Parties in connection with the repayment by the Company of certain debts of Dr. Young. The complaint seeks a declaratory judgement that the Young Services Agreement is in full force and effect notwithstanding the purported termination of the Young Services Agreement by the Young Parties on January 14, 1999.

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

No matters were submitted to a vote of security holders in the fourth quarter of 1998.

ITEM S-K 401(B).  EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K.

The following table sets forth the names, ages (as of April 14, 1999) and positions of the Company's executive officers and key employees:

       NAME            AGE                 POSITION
--------------------   ---   ---------------------------------------------------
A. Stone Douglass       51   Chief Executive Officer, President and Director
W. Daniel Cook          44   Senior Vice President of Practice Affiliations and
                             Director
James E. Bobbitt        54   Vice President and Chief Financial Officer
Stephen T. Yavorsky     48   Vice President of Business Development
Lee Ann Peniche         38   Vice President of Training and Marketing

The executive officers of the Company are elected annually by the Board of Directors of the Company and serve at the discretion of the Board.

A. STONE DOUGLASS has been Chief Executive Officer, President and a director of the Company since August 1998. From May 1997 until July 1998, he was Chairman and Chief Executive Officer of Aria Wireless Systems. He has been a managing director of Compass Partners LLC, a merchant bank, since September 1995. From March 1992 until July 1995, he was Chairman and Chief Executive Officer of Piper Aircraft Corporation, a manufacturer of general aviation aircraft.

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

JAMES E. BOBBITT has been Vice President and Chief Financial Officer of Company since August 1998. From April 1993 to August 1998, he was President of Tristar Web Graphics, Inc. a commercial printing company. From June 1984 to April 1993, Mr. Bobbitt was Executive Vice President and Chief Financial Officer of Shelton Ranch Corporation, which had operations in energy, real estate and agriculture. Prior thereto he was President of WellSource Corporation, a land based contract drilling company from May 1980 to June 1984. From October 1975 to May 1980 Mr. Bobbitt was Vice President and Chief Financial Officer of Petrochem Manufacturing Company, a company engaged in manufacturing and distribution of metal products. Mr. Bobbitt was with Arthur Young & Company, an international accounting firm, from June 1968 to October 1975. Mr. Bobbitt has a BBA and MBA from the University of Texas at Austin and is a Certified Public Accountant.

STEPHEN T. YAVORSKY has served as Vice President of Business Development since May 1998. From December 1997 to May 1998, he was an employee of the Company who developed new offices. From March 1995 to December 1997, Mr. Yavorsky served as Executive Vice President of The Walters Group, a real estate development company. From 1988 to 1995, Mr. Yavorsky served as Chairman, Chief Executive Officer and President of Union Land Title Company. Mr. Yavorsky is the brother of Lee Ann Peniche.

LEE ANN PENICHE has been Vice President of Training and Marketing since June 1997. Prior to that time, she served as Director of Training of the Company beginning in March 1997. From September 1996 to February 1997, Ms. Peniche served as a consultant to the Company on various practice development matters. In July 1989, Ms. Peniche founded Peniche & Associates, Inc., a consulting firm specializing in the development and implementation of practice development techniques for orthodontic practices throughout North America, where she has served as its President from inception to the date of the IPO. From January 1985 until September 1991, Ms. Peniche was on the faculty of Paradigm Practice Management Company, where she specialized in training orthodontists and their staff in practice development activities. Ms. Peniche is a frequent lecturer with the American Association of Orthodontics, the Pacific Coast Orthodontic Society and numerous other private orthodontic societies. Ms. Peniche is a Registered Dental Assistant, specializing in orthodontics. Ms. Peniche is the sister of Stephen T. Yavorsky.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

(a) The Company's authorized common stock consists of 25,000,000 shares of Common Stock and 4,106,852 shares of Class B Stock.

The Company's Common Stock has been publicly traded on the American Stock Exchange under the symbol AOI since the Company's IPO offering on May 22, 1997. The following table sets forth the range of high and low sales prices for the common stock from May 22, 1997 though April 14, 1999:

                                                      HIGH            LOW
                                                 ---------------  -------------
    1999
    Second quarter through April 14, 1999             3 3/8            2
    First quarter ended March 31, 1999                4 7/8            2 3/8

    1998
    Fourth quarter ended December 31, 1998            6                2 1/4
    Third quarter ended September 30, 1998            5 15/16          2 5/8
    Second quarter ended June 30, 1998               16 1/2            4 1/8
    First quarter ended March 31, 1998               14 1/4           10 7/16

    1997
    Fourth quarter ended December 31, 1997           16 1/16          10
    Third quarter ended September 30, 1997           16 1/4            9
    May 22, 1997 through June 30, 1997               12 15/16          7 3/8

The Company's Class B Stock is not publicly traded.

There were approximately 190 shareholders of record (including brokerage firms and other nominees) of the Company's Common Stock as of April 14, 1999. The number of record holders does not bear any relationship to the number of beneficial owners of Common Stock.

The Company has never paid any cash dividends and does not anticipate paying cash dividends on its Common Stock or Class B Stock in the foreseeable future. The Company currently intends to retain earnings to support operations and finance expansion. In addition, the Company's existing credit facility prohibits the payment of dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The Selected Consolidated Financial Data set forth below is derived from the audited consolidated financial statements of the Company included elsewhere in this Report. The Company believes that comparison of results for 1998 periods to those for 1997 and 1996 periods is not meaningful because the Company was effectively not in operation for the first five months of 1997 or for any of 1996.

The Selected Consolidated Financial Data should be read in conjunction with the accompanying Consolidated Financial Statements of Apple Orthodontix, Inc. and subsidiaries and the related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                                                     PERIOD FROM
                                                                                                                      INCEPTION
                                                                                                                      (JULY 15,
                                                                                      YEAR ENDED DECEMBER 31,       1996) THROUGH
                                                                                  ------------------------------     DECEMBER 31,
                                                                                       1998            1997             1996
                                                                                  -------------    -------------    -------------
                                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Management service fee revenues (1) ...........................................   $      47,517    $      19,186    $        --
Costs and expenses (2):
     Salaries and benefits ....................................................          18,288            8,411              627
     Orthodontic supplies .....................................................           6,312            2,352             --
     Rent .....................................................................           4,907            2,156               20
     Advertising and marketing ................................................           2,067              484             --
     General and administrative ...............................................           7,717            3,617              232
     Depreciation and amortization ............................................           3,009              943                5
     Special compensation expense
       related to issuance of stock (3) .......................................            --               --             13,812
     Special consulting expense related
       to issuance of stock (3) ...............................................            --               --              9,613
     Special charges ..........................................................          21,726             --               --
                                                                                  -------------    -------------    -------------
         Total costs and expenses .............................................          64,026           17,963           24,309
                                                                                  -------------    -------------    -------------

         Operating income (loss) ..............................................         (16,509)           1,223          (24,309)

Interest expense, net of capitalized
  interest ....................................................................             810              274             --
Interest income ...............................................................            (416)            (191)            --
Other income, net .............................................................             (77)             (16)            --
                                                                                  -------------    -------------    -------------
         Income (loss)  before income
            taxes .............................................................         (16,826)           1,156          (24,309)
Income tax provision (benefit) ................................................          (6,496)             439             --
                                                                                  -------------    -------------    -------------
         Net income (loss) ....................................................   $     (10,330)   $         717    $     (24,309)
                                                                                  =============    =============    =============

Income (loss) per common and common equivalent share:
     Basic ....................................................................   $       (0.75)   $        0.09    $       (7.24)
                                                                                  =============    =============    =============
     Diluted ..................................................................   $       (0.75)   $        0.09    $       (7.24)
                                                                                  =============    =============    =============
Number of shares used in calculating income (loss) per common and common equivalent share:
     Basic ....................................................................          13,783            8,132            3,359
                                                                                  =============    =============    =============
     Diluted ..................................................................          13,783            8,344            3,359
                                                                                  =============    =============    =============

                                                            DECEMBER 31,
                                                  -----------------------------
                                                    1998       1997       1996
                                                  -------    -------    -------
BALANCE SHEET DATA:
Working capital (deficit) ....................    $ 2,613    $ 2,538    $(2,324)
Total assets .................................     71,462     54,799      1,461
Long-term debt, net of current portion .......     23,654        248       --
Stockholders' equity (deficit) ...............     29,688     35,112       (884)


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks associated with affiliations, fluctuations in operating results because of affiliations and variations in stock price, changes in government regulations, competition, risks of operations and growth of existing and new affiliated orthodontic practices, and risks detailed in the Company's SEC filings. The historical results set forth in this discussion and analysis are not indicative of trends with respect to any actual or projected future financial performance of the Company. This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements of Apple Orthodontix, Inc. and subsidiaries and the related notes thereto.

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

RECENT EVENTS

Since the third quarter of 1998, the Company has negotiated the termination of its service agreements with two Affiliated Practices (the "Terminated Practices"). The 1998 management service fee revenues related to the Terminated Practices were $897,130. Two additional Affiliated Practices have alleged breaches of their service agreements by the Company and sought to have the service agreements terminated (the "Threatened Practices"). The Company vigorously denies any breach of the service agreements with the Threatened Practices and intends to strenuously seek enforcement of those service agreements. The 1998 management service fee revenues related to the Threatened Practices were $3.1 million. In addition, the Company is in the process of negotiating the termination of an additional service agreement with an Affiliated Practice with 1998 management service fee revenues of $344,204.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND THE PERIOD FROM INCEPTION (JULY 15, 1996) THROUGH DECEMBER 31, 1996

MANAGEMENT SERVICE FEE REVENUES

The Company generated management service fee revenues of $47.5 million for the year ended December 31, 1998, as compared with $19.2 million for the year ended December 31, 1997. The Company conducted no significant operations from July 15, 1996 through the date of the IPO. Following completion of the IPO on May 29, 1997, the Company began operations effective June 1, 1997. Therefore, management service fee revenues reflect only seven months of operations during the year ended December 31, 1997 and there were no management service fee revenues during the year ended December 31, 1996.

COSTS AND EXPENSES

The Company incurred costs and expenses of $64.0 million and $18.0 million for the years ended December 31, 1998 and 1997, respectively. As described more fully under the caption MANAGEMENT SERVICE FEE REVENUES above, costs and expenses for the year ended December 31, 1997 reflect only seven months of operations. Costs and expenses for the 1997 period do, however, reflect corporate office expenses (consisting primarily of various legal, accounting, travel, personnel and marketing costs incurred in connection with the IPO and the Initial Affiliations) for the entire period presented.

Costs and expenses for 1998 included two special charges. The Company recorded a $3.7 million special charge in the second quarter which reflected severance costs associated with a series of management changes ($3.3 million), costs of terminated transaction negotiations ($382,344) and certain other items ($84,490). The severance costs related to three executive officers of the Company. As of December 31, 1998, the Company had paid $2.7 million in cash and $537,952 in stock related to the second quarter special charge.

In the fourth quarter of 1998, the Company recorded an additional special charge of $18.0 million on a pre-tax basis. This special charge, which was primarily noncash in nature, reflected valuation reserves related to the Company's service fee intangibles ($7.0 million), receivables from certain of the Affiliated Practices ($4.9 million), property and equipment ($1.8 million), the discontinuation of the Company's business development program ($1.3 million), lawsuit settlements ($831,000) and the writedown of certain other assets ($2.2 million).

Exclusive of the special charges, costs and expenses for 1998 were $42.3 million (89.0% of management service fee revenues).

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

OPERATING INCOME (LOSS)

The Company generated operating income (loss) of $(16.8) million, $1.2 million and $(24.3) million for the years ended December 31, 1998 and 1997 and the period from inception (July 15, 1996) through December 31, 1996, respectively. As discussed more fully above, the operating loss for 1998 was primarily attributable to two special charges totaling $21.7 million. The operating income for 1997 reflects only seven months of operations. The operating loss for 1996 was primarily attributable to the compensation and consulting charges totaling $23.4 million.

INTEREST EXPENSE

Interest expense is summarized as follows (in thousands):

                                                                             PERIOD FROM
                                                                              INCEPTION
                                                                              (JULY 15,
                                               YEAR ENDED DECEMBER 31,      1996) THROUGH
                                          ------------------------------     DECEMBER 31,
                                               1998             1997            1996
                                          -------------    -------------    -------------
Gross interest ........................   $         976    $         283    $        --
Less:  capitalized interest ...........            (166)              (9)            --
                                          -------------    -------------    -------------
Interest expense ......................   $         810    $         274    $        --
                                          =============    =============    =============

Interest expense increased $536,000 (196%) from 1997 to 1998. This increase was due primarily to higher average debt levels, partially offset by increased capitalized interest on development projects.

INTEREST INCOME

Interest income of $416,000 for the year ended December 31, 1998 reflected interest earned on notes receivable from certain of the Affiliated Practices. Interest income of $190,669 for the year ended December 31, 1997 reflected interest earned on the Company's net proceeds from the IPO and on notes receivable from certain of the Affiliated Practices. There was no interest income generated during the year ended December 31, 1996.

INCOME TAX PROVISION (BENEFIT)

The Company generated an income tax benefit of $6.5 million for the year ended December 31, 1998, representing an effective tax rate of 38.6%. The Company incurred an income tax provision of $439,282 for the year ended December 31, 1997, representing an effective tax rate of 38.0%. The Company incurred no income taxes for the period ended December 31, 1996. The benefit of the net operating loss generated during 1996 was fully reserved.

NET INCOME (LOSS)

As a result of the foregoing factors, the Company generated a net loss of $10.3 million for the year ended December 31, 1998, or a loss per share of $0.75. Excluding the effect of the special charges, the Company generated net income of $3.0 million for the year ended December 31, 1998, or earnings per share of $0.22. This net income amount comprised 6.3% of service fee revenues for the period.

The Company generated net income of $716,725 for the year ended December 31, 1997, or earnings per share of $0.09. This net income amount comprised 3.7% of service fee revenues for the period.

The net loss of $24.3 million for 1996 represented a loss per share of $7.24.

YEAR 2000 IMPACT ON INFORMATION TECHNOLOGY INFRASTRUCTURE

The Company is in the process of upgrading the practice management systems at its Affiliated Practices (the "Affiliated Practice Systems"). The purpose of this upgrade includes enhancement of the diagnostic, imaging, scheduling and financial features of the Affiliated Practice Systems. The Company has also conducted an evaluation of its information technology infrastructure, including information technology systems in the Company's corporate office (the "Corporate Systems") and the Affiliated Practice Systems, to analyze the impact of the technical problems anticipated for the year 2000 (the "Year 2000 Issue"). The Year 2000 Issue concerns computer programs written using two digits rather than four to define the applicable year. As a result, any of the Company's computer applications that have date-sensitive programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions including but not limited to a temporary inability to process transactions, issue invoices, communicate with customers and financial institutions and update internal accounting systems. If not corrected, such disruptions could have a significant impact on the Company's operations. Following its evaluation, the Company determined that substantially all its Corporate Systems would be unaffected by such problems. Certain of the Affiliated Practice Systems, however, could be affected by the Year 2000 Issue.

The Company has initiated a Company-wide program to prepare the Company's computer systems and applications for the year 2000. Based on present information, the Company believes that it will be able to achieve year 2000 compliance through the replacement of current programs with new programs that are already year 2000 compliant. The Company will utilize both internal and external resources to replace and test software for year 2000 compliance. The Company plans to complete the year 2000 conversion project by June 1999. The total project costs are presently estimated not to exceed $250,000 and will be expensed as incurred. Costs relating to the purchase of new software will be capitalized.

The Company is taking steps to resolve year 2000 compliance issues that may be created by customers, suppliers and financial institutions with whom the Company does business. However, there can be no guarantee that the systems of other entities will be converted timely. A failure to convert by another entity could have a significant adverse effect on the Company.

The costs of the year 2000 conversion project and the date on which the Company plans to complete the project are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could vary significantly from current estimates.

The Company does not have a written contingency plan to address the issues that could arise should the Company or any of its suppliers or customers not be prepared to accommodate year 2000 issues timely. The Company believes that in an emergency it could revert to the use of manual systems that do not rely on computers and could perform the minimum functions required to maintain the performance of its services and provide information reporting to maintain satisfactory control of the business. Should the Company have to utilize manual systems, it is uncertain that it could maintain the same level of operations and this could have a material adverse impact on the business. The Company intends to maintain constant surveillance on this situation and will develop such contingency plans as are required by the changing environment.

LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

As a result of the $18.0 million special charge, at December 31, 1998, the Company was no longer in compliance with certain of the covenants of its $25 million unsecured bank credit facility with Chase Bank of Texas, N.A. (the "Chase Facility"). On April 14, 1999, the Company amended the Chase Facility (the "Amended Chase Facility") with respect to certain of the covenants. The Amended Chase Facility provides for the revolving credit period to expire on May 31, 2001 and for a security interest in substantially all the Company's assets from Affiliated Practices. The Company is now in compliance with all covenants of the Amended Chase Facility.

At December 31, 1998, the Company had borrowed $23.5 million under the Chase Facility. The Company requires substantial capital to pursue its operating strategy. To date, the Company has relied upon net cash provided by financing activities to fund its capital requirements. The Company's operations have historically been a use of funds. For the years ended December 31, 1998 and 1997, the Company's operations used $4.3 million and $2.6 million, respectively, of cash. Excluding the payment of special charges of $2.7 million during 1998, the Company's operations used $1.6 million of cash for 1998.

In order to increase its liquidity, the Company has developed the following strategies: (i) suspension of its new practice affiliation program, (ii) substantial curtailment of its new office development program, (iii) implementation of tighter credit policies with its Affiliated Practices, (iv) consideration of terminating the service agreements of selected underperforming Affiliated Practices, (v) reducing costs in the Company's corporate office, (vi) raising additional capital and (vii) the consideration of strategic alternatives which could include, but are not limited to, a sale of the Company or a business combination with another physician practice management company or financial sponsor.

Based on its current strategy to enhance cash collections and reduce costs, the Company expects its operations to be a sufficient source of funds to meet its operating capital requirements over the next twelve months. However, there can be no assurance that the Company's strategies will be achieved. In addition, the Company's capital expenditure and other liquidity needs are dependent upon access to additional capital. Any limitation on the Company's ability to obtain additional financing could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of the above factors, there is substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments related to the recoverability and classification of recorded assets or other adjustments which might be required should the Company be unable to continue as a going concern.

During 1998, the Company amended the Chase Facility to increase its size from $15 million to $25 million and to increase its bank group from one to two banks. The Chase Facility provides for a revolving credit period expiring on May 31, 2002. Availability under the Chase Facility is tied to the Company's cash flow and liquidity. Advances bear interest, at the Company's option, at a prime rate or LIBOR, in each case plus a margin which is calculated based upon the Company's ratio of indebtedness to cash flow. The Company is required to maintain certain financial covenants regarding net worth, coverage ratios and additional indebtedness. Upon the execution of the Amended Chase facility the Company had borrowing availability of $1.5 million and $1.0 million as of December 31, 1999 and March 31, 1999, respectively.

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

Total long-term debt increased from $247,624 at December 31, 1997, to $23.7 million at December 31, 1998. The increase is attributable to borrowings for the affiliation of new orthodontic practices, the purchase of property and equipment and general working capital needs. The Company's weighted average cost of indebtedness was 7.0% and 8.7% for 1998 and 1997, respectively.

CAPITAL EXPENDITURES

The Company made capital expenditures for the Affiliated Practices of $3.2 million and $3.6 million for 1998 and 1997, respectively, to fund, among other things, the development of new offices. With the exception of one stand alone de novo office opened during the second quarter of 1998, which cost $1.3 million to develop, the Company incurred an average cost of developing the one de novo and seven satellite offices opened to date of approximately $400,000 each. The Service Agreements provide for advances by the Company to the Affiliated Practices for working capital requirements (including any deficits in cash flows of Affiliated Practices resulting from, among other things, development of satellite offices) and other purposes. Such loans bear interest at prime plus one percent and are repayable over varying periods of time not to exceed five years. Total notes receivable from Affiliated Practices were $4.1 million at December 31, 1998.

During 1998, total consideration related to the New Orthodontist Affiliations consisted of 455,604 shares of common stock and $7.1 million of cash, assumed debt and deferred purchase price.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's exposure to market risk for changes in interest rates relates primarily to its long-term debt obligations discussed in
Note 6 to the consolidated financial statements. At December 31, 1998, the Company had outstanding $23.5 million of floating rate debt under the Chase Facility. The detrimental effect on the Company's pre-tax earnings of a hypothetical 100 basis point increase in the interest rate under the Chase Facility would be $235,000. This sensitivity analysis does not consider any actions the Company might take to mitigate its exposure to such a change in the Chase Facility rate. The hypothetical change used in this analysis may be different from what actually occurs in the future. The Company's remaining long-term debt obligations of $154,000 were primarily at fixed rates of interest.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Apple Orthodontix, Inc.:

We have audited the accompanying consolidated balance sheets of Apple Orthodontix, Inc., a Delaware corporation, and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 1998 and 1997 and the period from inception (July 15, 1996) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apple Orthodontix, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 and the period from inception (July 15, 1996) through December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a constrained access to capital and a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not reflect any adjustments related to the recoverability and classification of the recorded assets or other adjustments which might be required should the Company be unable to continue as a going concern.

ARTHUR ANDERSEN LLP

Houston, Texas
April 14, 1999

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        DECEMBER 31,
                                                                                    --------------------
                                                                                      1998        1997
                                                                                    --------    --------
                                      ASSETS
Current assets:
         Cash and cash equivalents ..............................................   $    755    $  2,114
         Restricted cash ........................................................      2,140       2,140
         Receivable from orthodontic practices, net of allowances of $5,785 and
             $69, respectively ..................................................      5,521       2,362
         Prepaid expenses .......................................................        464         250
         Other current assets ...................................................        455         538
                                                                                    --------    --------
                  Total current assets ..........................................      9,335       7,404
                                                                                    --------    --------

Property and equipment, net .....................................................      6,649       6,002
Intangible assets, net ..........................................................     49,347      38,788
Receivable from orthodontic practices, net of current portion ...................      3,890       1,642
Notes receivable ................................................................      1,451         600
Receivable from related party ...................................................        634        --
Other assets ....................................................................        156         363
                                                                                    --------    --------
                  Total assets ..................................................   $ 71,462    $ 54,799
                                                                                    ========    ========

                                LIABILITIES AND
                              STOCKHOLDERS' EQUITY
Current liabilities:
         Consideration payable to orthodontic practices .........................   $  2,098    $    833
         Accounts payable .......................................................        934       1,826
         Accrued severance ......................................................        514        --
         Payable to orthodontic practices .......................................        454         250
         Accrued legal fees .....................................................        396        --
         Accrued commissions ....................................................        333        --
         Current maturities of long-term debt ...................................        105       1,023
         Income tax payable .....................................................       --           351
         Other accrued expenses .................................................      1,888         583
                                                                                    --------    --------
                  Total current liabilities .....................................      6,722       4,866
                                                                                    --------    --------

Long-term debt, net of current maturities .......................................     23,654         248
Deferred income taxes ...........................................................     11,394      14,544
Other long-term obligations .....................................................          4          29
                                                                                    --------    --------
                  Total liabilities .............................................     41,774      19,687
                                                                                    --------    --------
Commitments and contingencies
Stockholders' equity:
     Class A common stock, $0.001 par value, 25,000 shares authorized, 11,699 and
        9,980 shares issued and outstanding, respectively .......................         12          10
     Class B common stock, $0.001 par value, 4,107 shares authorized, 2,325 and
        3,177 shares issued and outstanding, respectively .......................          2           3
     Additional paid-in capital .................................................     64,310      58,295
     Warrants ...................................................................      1,086         777
     Retained deficit ...........................................................    (33,922)    (23,592)
     Foreign currency translation adjustment ....................................     (1,800)       (381)
                                                                                    --------    --------
         Total stockholders' equity .............................................     29,688      35,112
                                                                                    --------    --------
         Total liabilities and stockholders' equity .............................   $ 71,462    $ 54,799
                                                                                    ========    ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                             PERIOD FROM
                                                                                                              INCEPTION
                                                                                                               (JULY 15,
                                                                              YEAR ENDED DECEMBER 31,        1996) THROUGH
                                                                           ------------------------------     DECEMBER 31,
                                                                               1998             1997             1996
                                                                           -------------    -------------    -------------
STATEMENT OF OPERATIONS
Management service fee revenues ........................................   $      47,517    $      19,186    $        --
Costs and expenses:
     Salaries and benefits .............................................          18,288            8,411              627
     Orthodontic supplies ..............................................           6,312            2,352             --
     Rent ..............................................................           4,907            2,156               20
     Advertising and marketing .........................................           2,067              484             --
     General and administrative ........................................           7,717            3,617              232
     Depreciation and amortization .....................................           3,009              943                5
     Special compensation expense
       related to issuance of stock ....................................            --               --             13,812
     Special consulting expense related
       to issuance of stock ............................................            --               --              9,613
     Special charges ...................................................          21,726             --               --
                                                                           -------------    -------------    -------------
         Total costs and expenses ......................................          64,026           17,963           24,309
                                                                           -------------    -------------    -------------
         Operating income (loss) .......................................         (16,509)           1,223          (24,309)

Interest expense, net of capitalized
interest ...............................................................             810              274             --
Interest income ........................................................            (416)            (191)            --
Other income, net ......................................................             (77)             (16)            --
                                                                           -------------    -------------    -------------
         Income (loss)  before income taxes ............................         (16,826)           1,156          (24,309)
Income tax provision (benefit) .........................................          (6,496)             439             --
                                                                           -------------    -------------    -------------
         Net income (loss) .............................................   $     (10,330)   $         717    $     (24,309)
                                                                           =============    =============    =============
Income (loss) per common and common equivalent share:
     Basic .............................................................   $       (0.75)   $        0.09    $       (7.24)
                                                                           =============    =============    =============
     Diluted ...........................................................   $       (0.75)   $        0.09    $       (7.24)
                                                                           =============    =============    =============
Number of shares used in calculating income (loss) per common and common equivalent share:
     Basic .............................................................          13,783            8,132            3,359
                                                                           =============    =============    =============
     Diluted ...........................................................          13,783            8,344            3,359
                                                                           =============    =============    =============

STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Net income (loss) ......................................................   $     (10,330)   $         717    $     (24,309)
Foreign currency translation adjustment ................................          (1,419)            (381)            --
                                                                           -------------    -------------    -------------
Comprehensive income (loss) ............................................   $     (11,749)   $         336    $     (24,309)
                                                                           =============    =============    =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  (IN THOUSANDS)

                                               CLASS A AND B                                            FOREIGN
                                               COMMON STOCK       ADDITIONAL                            CURRENCY      STOCKHOLDERS'
                                            -------------------    PAID-IN                 RETAINED    TRANSLATION       EQUITY
                                             SHARES     AMOUNT     CAPITAL      WARRANTS   DEFICIT     ADJUSTMENT       (DEFICIT)
                                            --------   --------   ----------    --------   --------    -----------    -------------
BALANCE, July 15, 1996 ...................      --     $   --     $     --      $   --     $   --      $      --      $        --
     Issuance of common stock ............     3,347          3       23,422        --         --             --             23,425
     Net loss ............................      --         --           --          --      (24,309)          --            (24,309)
                                            --------   --------   ----------    --------   --------    -----------    -------------
BALANCE, December 31, 1996 ...............     3,347          3       23,422        --      (24,309)          --               (884)
     Issuances of common stock ...........     4,197          4       27,429        --         --             --             27,433
     Transfers of certain assets and
         liabilities by founders .........     3,683          4          495        --         --             --                499
     Special dividend to founders ........      --         --         (6,592)       --         --             --             (6,592)
     Issuance of warrants ................      --         --           (777)        777       --             --               --
     Issuances of stock to new
         affiliated practices ............     1,930          2       14,113        --         --             --             14,115
     Issuances of options to
         non-employees ...................      --         --            205        --         --             --                205
     Net income ..........................      --         --           --          --          717           --                717
     Foreign currency translation
         adjustment ......................      --         --           --          --         --             (381)            (381)
                                            --------   --------   ----------    --------   --------    -----------    -------------
BALANCE, December 31, 1997 ...............    13,157         13       58,295         777    (23,592)          (381)          35,112
     Issuance of warrants ................      --         --           --           309       --             --                309
     Issuances of stock to new
         affiliated practices ............       456          1        3,469        --         --             --              3,470
     Issuances of common stock for
         settlement of contingent
         obligations related to new
         affiliated practices from
         prior years .....................       314       --          1,492        --         --             --              1,492
     Issuances of common stock under
         employee stock option plan,
         including income tax benefit ....        20       --             79        --         --             --                 79
     Issuances of options to
         non-employees ...................      --         --            437        --         --             --                437
     Issuances of common stock for
         compensation expense ............        77       --            538        --         --             --                538
     Net loss ............................      --         --           --          --      (10,330)          --            (10,330)
     Foreign currency translation
         adjustment ......................      --         --           --          --         --           (1,419)          (1,419)
                                            --------   --------   ----------    --------   --------    -----------    -------------
BALANCE, December 31, 1998 ...............    14,024   $     14   $   64,310    $  1,086   $(33,922)   $    (1,800)   $      29,688
                                            ========   ========   ==========    ========   ========    ===========    =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                                       PERIOD FROM
                                                                                                                        INCEPTION
                                                                                                                        (JULY 15,
                                                                                        YEAR ENDED DECEMBER 31,       1996) THROUGH
                                                                                    ------------------------------     DECEMBER 31,
                                                                                         1998             1997              1996
                                                                                    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ..........................................................   $     (10,330)   $         717    $     (24,309)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization ..........................................           3,009              943                5
         Deferred income tax provision (benefit) ................................          (7,082)              88             --
         Special compensation and consulting expense paid in stock ..............             538             --             23,425
         Portion of special charge not requiring cash ...........................          17,959             --               --
         Provision for doubtful accounts ........................................             777               69             --
     Changes in assets and liabilities, excluding effects of
        acquisitions:
         Receivable from orthodontic practices ..................................          (7,342)          (2,323)            --
         Prepaid expenses .......................................................            (214)            (286)            --
         Other assets ...........................................................            (731)             (83)            --
         Payables and other accrued liabilities .................................            (904)          (1,766)             404
                                                                                    -------------    -------------    -------------
                           Net cash used in operating activities ................          (4,320)          (2,641)            (475)
                                                                                    -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures .......................................................          (2,856)          (3,632)            --
     Payments for new affiliated practices ......................................         (10,142)          (8,318)            --
     Payment into escrow for a new affiliated practice ..........................            --             (2,140)            --
     Advances to third parties ..................................................          (2,101)            (600)            --
     Advances to related party ..................................................            (634)            --               --
     Advances to affiliates .....................................................          (4,017)          (1,868)            --
     Repayment of advances by affiliates ........................................             236              123             --
                                                                                    -------------    -------------    -------------
                           Net cash used in investing activities ................         (19,514)         (16,435)            --
                                                                                    -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from long-term debt ...........................................          23,500           14,934              798
         Repayments of long-term debt ...........................................          (1,012)         (15,354)            (253)
         Proceeds from issuances of common stock ................................              79           33,724             --
         Cash paid related to common stock issuance costs .......................            --             (5,496)             (49)
         Special dividend to founders ...........................................            --             (6,592)            --
                                                                                    -------------    -------------    -------------
                           Net cash provided by financing activities ............          22,567           21,216              496
                                                                                    -------------    -------------    -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH .........................................             (92)             (47)            --
                                                                                    -------------    -------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............................          (1,359)           2,093               21

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................................           2,114               21             --

                                                                                    -------------    -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................................   $         755    $       2,114    $          21
                                                                                    =============    =============    =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION

GENERAL

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

Apple effectively began operations with the Founding Affiliated Practices on June 1, 1997. Apple has subsequently acquired the assets and assumed the liabilities of 36 additional practices (the "New Orthodontist Affiliations"). The New Orthodontist Affiliations together with the Founding Affiliated Practices are collectively referred to as the "Affiliated Practices."

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

RECENT EVENTS

In August 1998, the Company's board of directors elected A. Stone Douglass to the office of president and chief executive officer. Mr. Douglass' election came at a time when the Company's rapid growth had placed strains on its management and operations, resulting in the resignation of four of its executive officers during the period from May 1998 through August 1998. The resignation of three of these executive officers contributed to the recording of a special charge in the second quarter of 1998 of $3.7 million on a pre-tax basis.

Since August 1998, Mr. Douglass has completed a comprehensive review of the Company's operations. As a result of this review, in the fourth quarter of 1998, the Company recorded an additional special charge of $18.0 million on a pre-tax basis. This special charge, which was primarily noncash in nature, reflected valuation reserves related to the Company's service fee intangibles ($7.0 million), receivables from certain of the Affiliated Practices ($4.9 million), property and equipment ($1.8 million), the discontinuation of the Company's business development program ($1.3 million), lawsuit settlements ($831,000) and the writedown of certain other assets ($2.2 million).

As a result of the $18.0 million special charge, at December 31, 1998, the Company was no longer in compliance with certain of the covenants of its $25 million unsecured bank credit facility with Chase Bank of Texas, N.A. (the "Chase Facility"). On April 14, 1999, the Company amended the Chase Facility (the "Amended Chase Facility") with respect to certain of the covenants. The Company is now in compliance with all covenants of the Amended Chase Facility.

At December 31, 1998, the Company had borrowed $23.5 million under the Chase Facility. The Company requires substantial capital to pursue its operating strategy. To date, the Company has relied upon net cash provided by financing activities to fund its capital requirements. The Company's operations have historically been a use of funds. For the years ended December 31, 1998 and 1997, the Company's operations used $4.3 million and $2.6 million, respectively, of cash. Excluding the payment of special charges of $2.7 million during 1998, the Company's operations used $1.6 million of cash for 1998.

In order to increase its liquidity, the Company has developed the following strategies: (i) suspension of its new practice affiliation program, (ii) substantial curtailment of its new office development program, (iii) implementation of tighter credit policies with its Affiliated Practices, (iv) consideration of terminating the service agreements of selected underperforming Affiliated Practices, (v) reducing costs in the Company's corporate office, (vi) raising additional capital

                           APPLE ORTHODONTIX, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

and (vii) the consideration of strategic alternatives which could include, but are not limited to, a sale of the Company or a business combination with another physician practice management company or financial sponsor.

Based on its current strategy to enhance cash collections and reduce costs, the Company expects its operations to be a sufficient source of funds to meet its operating capital requirements over the next twelve months. However, there can be no assurance that the Company's strategies will be achieved. In addition, the Company's capital expenditure and other liquidity needs are dependent upon access to additional capital. Any limitation on the Company's ability to obtain additional financing could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of the above factors, there is substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments related to the recoverability and classification of recorded assets or other adjustments which might be required should the Company be unable to continue as a going concern.

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

RESTRICTED CASH

In June 1997, the Company placed $2.1 million into an escrow account pending the resolution of certain post-closing contingencies related to one of the New Orthodontist Affiliations closed during the third quarter of 1997. The amount in escrow is considered restricted cash. In January 1999, the Company disbursed $1.9 million in full settlement of this contingent obligation. The remainder of the balance in the escrow account was returned to the Company.

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

Prior to January 1, 1998, property and equipment were depreciated over the estimated useful life of the asset (ranging from three to seven years). In order to conform with standards in the practice management industry, the Company changed its estimate of the remaining useful lives of its property and equipment to five to ten years effective January 1, 1998 on a prospective basis. If it is determined that the estimated remaining lives require further revision, such revisions would similarly be made on a prospective basis.

INTANGIBLE ASSETS, NET

Intangible assets consist primarily of service fee intangibles. Prior to April 1, 1998, these intangibles were amortized over the life of the related service agreement (ranging from 20 to 40 years) with the respective Affiliated Practice. In reaction to recent trends in the practice management industry, the Company changed its estimate of the remaining useful life of its intangible assets to a maximum of 25 years effective April 1, 1998 on a prospective basis. If it is determined that the estimated remaining service period requires further revision, such revisions would similarly be made on a prospective basis.

                           APPLE ORTHODONTIX, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Service fee intangibles represent the excess of the costs of affiliation over the fair value of the net assets acquired. The costs of affiliation include the consideration paid to the owners of the Affiliated Practices, the incremental out-of-pocket costs incurred in connection with the affiliation and the direct costs related to the Apple employees who identify, evaluate, negotiate and close the affiliation. Such costs are recorded as other noncurrent assets until consummation of the affiliation. If an affiliation is not consummated, all such costs are expensed in the period in which the affiliation is abandoned. The Company expensed such costs of $1.7 million during 1998. The Company's management periodically evaluates the realizability of the intangible assets on a practice by practice basis considering such factors as profitability and net cash flow. This evaluation was performed as of December 31, 1998 and resulted in a writedown of service fee intangibles of $7.0 million.

REVENUE RECOGNITION

The management service fee revenues (the "Service Fees") payable to the Company by the Affiliated Practices under their Service Agreements with the Company (the "Service Agreements") vary based on the fair market value, as determined in arm's-length negotiations, of the nature and amount of services provided. Except with respect to Service Agreements providing for the payment of flat fees (the "Flat Fee Contract"), the Service Fees earned by the Company are in accordance with the Company's two general types of Service Agreements. The standard contract (the "Standard Contract") calls for a calculation of the monthly Service Fee based on the total revenues earned by the Affiliated Practices, which is defined by the agreement to represent 24% of the total contract value in the initial month of a patient's treatment with the remainder of the contract balance earned evenly over the balance of the contract term. From total revenues, the practices retain a percentage of the Affiliated Practices' cash collections. There are adjustments to the service fee designed to both provide incentives for the orthodontists to provide efficient patient treatment and to increase the number of patients treated, as well as to ensure that the orthodontists retain a minimum amount for payment of their compensation from their respective practices on a monthly basis. The alternative contract is used in California (the "Alternative Contract"). It is a cost plus fee arrangement, whereby the service fee includes the reimbursement of defined expenses incurred by Apple in the course of providing services to the Affiliated Practice plus a percentage based on revenues.

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

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards ("SFAS") No. 130 - "Reporting Comprehensive Income," requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income from operations. The Company adopted SFAS No. 130 effective January 1, 1998.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The book values of each of these items are considered to be representative of their respective fair values.

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash deposits, trade accounts and notes receivable. The Company maintains cash balances at financial institutions, which may at times be in excess of federally insured levels. The Company has not incurred losses related to these balances to date.

                           APPLE ORTHODONTIX, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NEW ACCOUNTING STANDARDS

The Emerging Issues Task Force of the Financial Accounting Standards Board (the "FASB") recently issued its Consensus Opinion 97-2 ("EITF 97-2"). EITF 97-2 addresses certain specific matters pertaining to the physician, dentistry and veterinary practice management industries. EITF 97-2 is effective for the Company for the year ended December 31, 1998. EITF 97-2 addresses the ability of certain practice management companies to consolidate the results of certain practices with which it has an existing contractual relationship. The Company currently does not consolidate the operations of the orthodontic practices that it manages. The guidance in EITF 97-2 does not change the Company's accounting method because the Company's arrangements with its Affiliated Practices do not meet the requirements for consolidation as set forth in EITF 97-2.

In June 1997, the FASB issued SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for the Company for the year ended December 31, 1998. SFAS No. 131 did not have a material effect on its financial position or results of operations.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1 providing guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 requires expenditures to be expensed as incurred. The effective date of SOP 98-1 is for fiscal years beginning after December 15, 1998. The Company believes its current policies are materially consistent with SOP 98-1 and the impact on the Company's future results of operations will not be material.

In April 1998, SOP 98-5, "Reporting on the Costs of Start-Up Activities," was issued by the AICPA. SOP 98-5 requires that all non-governmental entities expense the costs of start-up activities as those costs are incurred. The Company is required to adopt SOP 98-5 as of January 1, 1999. The Company does not expect the adoption of SOP 98-5 to have a material effect on its financial position or results of operations.

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

FOREIGN CURRENCY TRANSLATION

The Canadian dollar has been determined to be the functional currency for the Company's operations in Canada. Translation gains and losses from operations in Canada are reported as a component of comprehensive income. Translation losses from operations in Canada were $1.4 million and $381,000 for 1998 and 1997, respectively.

RECLASSIFICATIONS

Certain reclassifications have been made to amounts in prior period financial statements to conform with current period presentation.

3.  NEW ORTHODONTIST AFFILIATIONS

During 1998, the Company completed New Orthodontist Affiliations with 15 practices representing 21 orthodontists and 23 office locations. In addition, four orthodontists joined existing Affiliated Practices. Total consideration related to the 1998 New Orthodontist Affiliations consisted of 455,604 shares of common stock and $7.1 million of cash, assumed debt and deferred purchase price.

During the period from commencement of operations (June 1, 1997) through December 31, 1997, the Company completed New Orthodontist Affiliations with 21 practices representing 27 orthodontists and 37 office locations. In addition, eight orthodontists joined existing Affiliated Practices. Total consideration related to the 1997 New Orthodontist Affiliations consisted of 1.9 million shares of common stock and $9.9 million of cash, assumed debt and deferred purchase price.

                           APPLE ORTHODONTIX, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The cost of each of the above New Orthodontist Affiliations was allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed, resulting in gross service fee intangibles of $55.7 million. These allocations may be adjusted to the extent that management becomes aware of additional information within one reporting year of the affiliation date which results in a material change in the amount of any contingency or changes in the estimated fair market value of assets acquired and liabilities assumed. Such adjustments resulted in an increase in service fee intangibles of $4.8 million with respect to the 21 practices with which the Company affiliated in 1997.

The 1998 New Orthodontist Affiliations generated patient revenue of $9.9 million during their most recently completed fiscal years prior to affiliation. The 1997 New Orthodontist Affiliations generated patient revenue of $23.2 million during their most recently completed fiscal years prior to affiliation. Prior patient revenue is not necessarily indicative of the level of patient revenue that these practices may be expected to generate in the future and is not necessarily indicative of the future service fees that the Company will receive in conjunction with these affiliations.

Since the third quarter of 1998, the Company has negotiated the termination of its service agreements with two Affiliated Practices (the "Terminated Practices"). The 1998 management service fee revenues related to the Terminated Practices were $897,130. Two additional Affiliated Practices have alleged breaches of their service agreements by the Company and sought to have the service agreements terminated (the "Threatened Practices"). The Company vigorously denies any breach of the service agreements with the Threatened Practices and intends to strenuously seek enforcement of those service agreements. The 1998 management service fee revenues related to the Threatened Practices were $3.1 million. In addition, the Company is in the process of negotiating the termination of additional service agreements with Affiliated Practices with 1998 management service fee revenues of approximately $1.0 million.

4.  RECEIVABLE FROM ORTHODONTIC PRACTICES

The activity in the allowance for doubtful accounts with respect to the receivable from orthodontic practices is as follows (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          1998             1997
                                                         ------           ------
Balance at beginning of
period .......................................           $   69           $ --
   Bad debt provision ........................              777               69
   Special charge ............................            4,939             --
                                                         ------           ------
Balance at end of period .....................           $5,785           $   69
                                                         ======           ======

5.  PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows (dollar amounts in thousands):

                                                 USEFUL        DECEMBER 31,
                                                LIVES IN   --------------------
                                                 YEARS        1998         1997
                                                --------   --------    --------
Equipment ...................................       10     $  1,867    $  1,435
Furniture and fixtures ......................       10        1,438       1,366
Computer software ...........................        5          854       1,306
Leasehold improvements ......................        5        2,646       1,069
Computer hardware ...........................        5          925         485
Construction in progress ....................       --          289         828
                                                           --------    --------
                                                              8,019       6,489
Less:  accumulated depreciation .............                (1,370)       (487)
                                                           --------    --------
                                                           $  6,649    $  6,002
                                                           ========    ========

Property and equipment at December 31, 1998 is net of a 1998 writedown for impairment of $1.8 million.

                           APPLE ORTHODONTIX, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6.  INTANGIBLE ASSETS

A summary of intangible assets is as follows (in thousands):

                                                            DECEMBER 31,
                                                      -------------------------
                                                        1998             1997
                                                      --------         --------
Service fee intangible .......................        $ 51,563         $ 39,121
Other ........................................              46              121
                                                      --------         --------
                                                        51,609           39,242
Less:  accumulated amortization ..............          (2,262)            (454)
                                                      --------         --------
                                                      $ 49,347         $ 38,788
                                                      ========         ========

Intangible assets at December 31, 1998 are net of a 1998 writedown for impairment of $7.0 million.

7.  LONG-TERM DEBT

A summary of long-term debt is as follows (dollar amounts in thousands):

                                                              DECEMBER 31,
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------
Unsecured bank credit facility .....................     $ 23,500      $   --
Notes payable, maturing in varying amounts
   through October 2002, with interest rates
   ranging from 7.5% to 9.25% ......................          121         1,076
Capitalized lease obligations, due in monthly
   installments through April 2001, with
   interest rates ranging from 9.5% to 24.66% ......          138           195
                                                         --------      --------
                                                           23,759         1,271
      Less: current maturities .....................         (105)       (1,023)
                                                         --------      --------
                                                         $ 23,654      $    248
                                                         ========      ========

In July 1997, the Company entered into a three-year, $15 million unsecured bank credit facility with Chase Bank of Texas, N.A. (the "Chase Facility"). During 1998, the Company amended the Chase Facility to increase its size from $15 million to $25 million and to increase its bank group from one to two banks. The Chase Facility provides for a revolving credit period expiring on May 31, 2002. Availability under the Chase Facility is dependent upon the Company's cash flow and liquidity. Advances bear interest, at the Company's option, at a prime rate or LIBOR, in each case plus a margin which is calculated based upon the Company's ratio of indebtedness to cash flow. The Company is required to maintain certain financial covenants regarding net worth, coverage ratios and additional indebtedness. As of December 31, 1998, the Company had $23.5 million drawn under the Chase Facility.

As a result of the special charge, at December 31, 1998, the Company was no longer in compliance with certain of the covenants of the Chase Facility. On April 14, 1999, the Company amended the Chase Facility (the "Amended Chase Facility") with respect to certain of the covenants. The Amended Chase Facility provides for the revolving credit period to expire on May 31, 2001 and for a security interest in substantially all the Company's assets from Affiliated Practices. The Company is now in compliance with all covenants of the Amended Chase Facility and had borrowing availability of $1.5 million as of December 31, 1998.

The notes payable primarily relate to debts of the Affiliated Practices that were assumed by the Company.

Total assets recorded under capital leases and the accumulated depreciation thereon were $263,436 and $138,712 as of December 31, 1998 and $263,436 and $76,052 as of December 31, 1997, respectively.

Aggregate maturities of the Chase Facility, the notes payable and the future minimum payments under capital leases are as follows (in thousands):

             Year Ended December 31,
             ------------------------
             1999                                   $      105
             2000                                           77
             2001                                       23,542
             2002                                           18
             2003                                           17
                                                    ------------
                                                    $   23,759
                                                    ============

                           APPLE ORTHODONTIX, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.  STOCKHOLDERS' EQUITY

COMMON STOCK

Holders of the Common Stock are entitled to one vote per share. Holders of the Company's Class B common stock (the "Class B Stock") are entitled to three-tenths (3/10ths) of a vote per share. The Class B Stock is convertible into Common Stock in certain circumstances, including the disposition of shares of Class B Stock by the holder thereof (excluding dispositions to such holder's affiliates). During the years ended December 31, 1998 and 1997, 839,281 and 170,310 shares of Class B Stock, respectively, were converted into Common Stock.

DIVIDENDS

With the exception of a special dividend paid to the Founding Affiliated Practices in connection with the Acquisitions (see Note 1), the Company has never paid cash dividends on its common stock and has no present intention to pay cash dividends. In addition, the Chase Facility prohibits the payment of cash dividends on its common stock.

WARRANTS

In May 1997, the Company granted stock purchase warrants that entitled certain venture capital investors to purchase 180,000 shares of the Common Stock at a price of $7.00 per share through May 2002. At December 31, 1997, all of these warrants were vested. These warrants were recorded at their estimated fair value of $777,106 by applying the Black-Scholes option pricing model at the date of grant.

In November 1998, the Company granted stock purchase warrants that entitled one of its practice management software vendors to purchase 70,000 shares of the Company's common stock at a price of $2.50 per share through November 2003. These warrants were issued in settlement of a breach of contract claim. At December 31, 1998, none of these warrants were vested. These warrants were recorded at their estimated fair value of $308,766 by applying the Black-Scholes option pricing model at the date of grant.

STOCK OPTION PLAN

The Company maintains incentive compensation plans which provide the ability to grant non-qualified options, restricted stock, deferred stock, incentive stock options, stock appreciation rights and other long-term incentive awards. Stock options are typically granted under these plans at an exercise price which equals the fair market value of the stock on the date of the grant. The number of shares available for issuance under the Company's 1996 Stock Compensation Incentive Plan at any time is limited to the greater of 1.0 million shares of common stock or 12% of the number of shares of common stock outstanding on the last day of the preceding calendar quarter, although the board of directors of the Company may, in its discretion, grant additional awards or establish other compensation plans.

The following table summarizes the activity relating to the Company's stock option plans (in thousands, except per share amounts):

                                                   1998                          1997
                                        ----------------------------   --------------------------
                                                          WEIGHTED                     WEIGHTED
                                                          AVERAGE                       AVERAGE
                                                          EXERCISE                     EXERCISE
                                          OPTIONS          PRICE         OPTIONS         PRICE
                                        ------------    ------------   ------------   ------------
Options outstanding at
January 1 ...........................            923            7.55           --             --
   Granted ..........................            696            4.00            923           7.55
   Exercised ........................            (97)           6.17           --             --
   Forfeited ........................            (31)           7.80           --             --
                                        ------------    ------------   ------------   ------------
Options outstanding at
December 31 .........................          1,491            5.98            923           7.55
                                        ============    ============   ============   ============
Options exercisable at
December 31 .........................            354            7.41            203           6.80
                                        ============    ============   ============   ============
Option exercise price range
at December 31 ......................   $3.00-$15.25                   $3.00-$15.25

As allowed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for awards under its Incentive Plan in accordance with Accounting Principles Board Opinion No. 25, under which no

                           APPLE ORTHODONTIX, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

compensation cost is recognized for stock options issued with exercise prices greater than or equal to the fair market value of the Common Stock at the date of grant. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been changed to the following pro forma amounts (in thousands, except per share amounts):

                                                                   PERIOD FROM
                                                                    INCEPTION
                                                                 (JULY 15, 1996)
                                   YEAR ENDED DECEMBER  31,          THROUGH
                                 ------------------------------    DECEMBER 31,
                                      1998            1997            1996
                                 -------------    -------------   -------------
Net income (loss)
   As reported ...............   $     (10,330)   $         717   $     (24,309)
                                 =============    =============   =============
   Pro forma .................   $     (10,521)   $         592   $     (24,309)
                                 =============    =============   =============
Income (loss) per share
   As reported ...............   $       (0.75)   $        0.09   $       (7.24)
                                 =============    =============   =============
   Pro forma .................   $       (0.76)   $        0.07   $       (7.24)
                                 =============    =============   =============

The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as additional awards in future years are anticipated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                   PERIOD FROM
                                                                    INCEPTION
                                                                 (JULY 15, 1996)
                                   YEAR ENDED DECEMBER  31,          THROUGH
                                 ------------------------------    DECEMBER 31,
                                      1998            1997            1996
                                -------------    -------------    -------------
Expected dividend yield .....             0.0%             0.0%             0.0%
Expected stock
price volatility ............            67.5%            67.5%            67.5%
Risk free interest rate .....             5.7%             6.2%             6.2%
Expected life of options ....        10 years         10 years         10 years

During 1998 and 1997, the Company issued options to purchase 35,000 and 28,000 shares, respectively, to individuals other than employees and directors of the Company as consideration for the closing of New Orthodontist Affiliations. The fair value of these options was determined using the Black-Scholes option pricing model at the date of grant and capitalized as a cost of affiliation.

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

                           APPLE ORTHODONTIX, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9.  INCOME TAXES

The Company and its subsidiaries are required to file a consolidated income tax return in the United States and Canada. Affiliated Practices file "short-period" federal returns through their respective acquisition dates and thereafter are included in the Company's consolidated return. The new practices established by the affiliating orthodontists file separate income tax returns and are solely responsible for their tax liabilities on an ongoing basis.

The amounts of consolidated federal, state and foreign income tax provision (benefit) are as follows (in thousands):

                                                                   PERIOD FROM
                                                                    INCEPTION
                                                                 (JULY 15, 1996)
                                   YEAR ENDED DECEMBER  31,          THROUGH
                                 ------------------------------    DECEMBER 31,
                                      1998            1997            1996
                                  -------------    -------------   -------------
Current:
   Federal ....................   $        (298)   $         298   $        --
   State ......................             (53)              53
   Foreign ....................             937             --              --
                                  -------------    -------------   -------------
                                            586              351            --
                                  -------------    -------------   -------------
Deferred:
   Federal ....................          (6,087)              80            --
   State ......................            (716)               8
   Foreign ....................            (279)            --              --
                                  -------------    -------------   -------------
                                         (7,082)              88            --
                                  -------------    -------------   -------------
                                  $      (6,496)   $         439   $        --
                                  =============    =============   =============

A reconciliation of the Company's income tax provision (benefit) to the amounts calculated by applying the federal statutory tax rate is as follows (in thousands):

                                                                   PERIOD FROM
                                                                    INCEPTION
                                                                 (JULY 15, 1996)
                                   YEAR ENDED DECEMBER  31,          THROUGH
                                 ------------------------------    DECEMBER 31,
                                      1998            1997            1996
                                -------------    -------------    -------------
Tax at statutory rate .......   $      (5,721)   $         393    $        (301)
Add (deduct):
   State income taxes .......            (664)              46              (26)
   Foreign income tax
      provision in
      excess of U.S.
      federal rates .........            (320)            --               --
   Nondeductible expenses ...              39               27             --
   Valuation allowance ......             170              (27)             327
                                -------------    -------------    -------------
Income tax provision (benefit)  $      (6,496)   $         439    $        --
                                =============    =============    =============

                           APPLE ORTHODONTIX, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The components of deferred income tax liabilities and assets are as follows (in thousands):

                                                        YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                         1998            1997
                                                       --------        --------
Deferred income tax liabilities:
   Property and equipment, net .................       $    (32)       $    (38)
   Intangible assets, net ......................        (15,211)        (14,718)
   Federal effect of deferred state
     taxes .....................................           (390)           --
                                                       --------        --------
      Total deferred income tax
        liabilities ............................        (15,633)        (14,756)
                                                       --------        --------
Deferred income tax assets:
   Estimated tax basis resulting
      from affiliation with founding
      practices ................................          1,022           1,022
   Bad debt reserves ...........................            330              26
   Accrued expenses ............................            207             186
   Reserves relating to special
    charge .....................................          3,702            --
   Net operating loss ..........................            170            --
   Less:  valuation allowance ..................         (1,192)         (1,022)
                                                       --------        --------
      Total deferred income tax
       assets ..................................          4,239             212
                                                       --------        --------
      Net deferred income tax
        liabilities ............................       $(11,394)       $(14,544)
                                                       ========        ========

Certain reclassifications have been made to the December 31, 1997 disclosures in order to reflect the refining of estimates during 1998.

10.  INCOME (LOSS) PER SHARE

Income (loss) per common and common equivalent share have been computed based on the weighted average number of shares outstanding. The following table reconciles the number of common shares outstanding with the number of common shares used in computing income (loss) per share (in thousands):

                                                                   PERIOD FROM
                                                                    INCEPTION
                                                                 (JULY 15, 1996)
                                   YEAR ENDED DECEMBER  31,          THROUGH
                                 ------------------------------    DECEMBER 31,
                                      1998            1997            1996
                                 -------------    -------------    -------------
Common shares outstanding ....          14,024           13,157            3,347
Effect of using weighted
   average common shares
   outstanding during the
   period ....................            (241)          (5,025)              12
                                 -------------    -------------    -------------
Shares used in calculating
   basic income (loss) per
   share .....................          13,783            8,132            3,359
Effect of shares issuable
   under stock option
   plans based on the
   treasury stock method .....            --                212             --
                                 -------------    -------------    -------------
Shares used in calculating
   diluted income (loss)
   per share .................          13,783            8,344            3,359
                                 =============    =============    =============

11.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information are as follows (in thousands):

                                                                   PERIOD FROM
                                                                    INCEPTION
                                                                 (JULY 15, 1996)
                                   YEAR ENDED DECEMBER  31,          THROUGH
                                 ------------------------------    DECEMBER 31,
                                      1998            1997            1996
                                   -------------   -------------   -------------
Interest paid during the
   period ......................   $         824   $         288   $        --
Income taxes paid during
   the period ..................           1,045            --              --

The Company acquired assets in capital lease transactions $263,781 in 1997. There have been no other acquisitions of assets in capital lease transactions since inception.

                           APPLE ORTHODONTIX, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12.  COMMITMENTS AND CONTINGENCIES

The Company has entered into various non-cancelable operating lease agreements, primarily for facilities and equipment utilized for operations. Certain of these agreements were negotiated between the Company and its affiliated practices. Rental expense under operating leases was $4.2 million, $1.8 million and $19,676 in 1998, 1997 and 1996, respectively. Minimum future annual lease payments under these agreements are as follows (in thousands):

             Year Ended December 31,
             -----------------------
             1999                                   $    3,657
             2000                                        3,258
             2001                                        2,872
             2002                                        2,395
             2003                                        1,752
             Thereafter                                  6,012
                                                    ------------
                                                     $  19,946
                                                    ============

The Company has secured employment agreements with various officers and certain key employees of the Company. The agreements generally provide for the employee's annual base salary and bonus participation. The agreements also generally provide for one year non-competition agreements and severance payments of between one and three year's salary in the event the employee is terminated without cause or if there is a change in control of the Company. The amount of severance payments that would be payable upon a change in control of the Company were $3.3 million as of December 31, 1998.

The Company has committed to certain of its practices to build additional satellite offices for those practices. The amount expected to be expended during 1999 related to those additional offices is approximately $1.2 million.

The Company has five and three Affiliated Practices in Alberta and Ontario, Canada, respectively. Complaints have been filed with the Alberta Dental Association and the Ontario Dental Association by certain orthodontists who compete with orthodontists affiliated with Apple. Although there can be no assurance that the result of hearings with these dental associations will not limit the enforceability of the Service Agreements between Apple and its Affiliated Practices, management believes that the Company will ultimately prevail. The recorded net assets associated with the Alberta and Ontario Affiliated Practices were $13.2 million as of December 31, 1998. Management service fee revenues from these Affiliated Practices were $10.1 million and $4.3 million for the years ended December 31, 1998 and 1997, respectively.

The Company is from time to time party to litigation in the ordinary course of business. There are currently no pending legal proceedings that, in management's opinion, would have a material adverse effect on the Company's operating results or financial condition. The Company maintains various insurance coverages in order to minimize the financial risk associated with certain claims. The Company has provided accruals for probable losses and legal fees associated with certain of these actions in the accompanying financial statements.

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

13.  RELATED PARTY TRANSACTIONS

On September 8, 1998, the Company loaned $500,000 to Dr. John G. Vondrak, the Company's Chairman of the Board, pursuant to a promissory note that bears interest at 8.5% per annum and is payable in full on September 9, 2000 (the "Promissory Note"). The Promissory Note is secured by a security interest in 250,000 shares of Class A or B common stock of the Company pursuant to a stock pledge agreement. On September 10, 1998, the Company and Dr. Vondrak executed an amendment to Dr. Vondrak's employment agreement to recognize Dr. Vondrak's change in title and responsibilities with the Company as well as to modify certain of the terms of compensation in the event Dr. Vondrak's employment with the Company is terminated. The Company has also advanced $134,000 to Dr. Vondrak for payment of legal fees. These advances bear interest at the prime rate minus 200 basis points. The amount advanced to Dr. Vondrak for legal fees was $134,000 and $0 as of December 31, 1998 and 1997, respectively.

                           APPLE ORTHODONTIX, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Mr. Douglass has a financial interest in and is the business partner of the Chairman of the Board of Directors of one of Apple's primary practice management software vendors (the "Software Vendor"). Prior to hiring Mr. Douglass, Apple had entered into a software development, license and support agreement (the "License Agreement") with the Software Vendor. The License Agreement provided for, among other things, the scheduled payment by Apple of $2.5 million in license fees through January 2001. As of December 31, 1998, Apple owed $375,000 under the License Agreement plus a termination fee of $175,000 had it chosen to terminate the License Agreement. As of March 1999, Apple owed $666,000 under the License Agreement plus a termination fee of $125,000 had it chosen to terminate the License Agreement. Mr. Douglass has negotiated an oral amendment to the License Agreement to limit the total license fees to $500,000 (of which $250,000 had been paid at December 31, 1998) in return for nine licenses (the "License Agreement Amendment"). As of April 14, 1999, the License Agreement Amendment had not been executed.

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

14.  CONCENTRATIONS OF SERVICE FEE REVENUE

For 1998 and 1997, 15% and 14%, respectively, of the Company's revenues were derived from one Affiliated Practice, which was the only Affiliated Practice that provided 10% or more of revenues.

15.  COMBINED PATIENT DATA

Combined operating data for the Affiliated Practices for the period from their affiliation date through the end of the applicable year is as follows (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                 -----------------------------------------------
                                          1998                    1997
                                 ----------------------   ----------------------
                                 PATIENT       CASH       PATIENT      CASH
                                 REVENUES   COLLECTIONS   REVENUES   COLLECTIONS
                                 --------   -----------   --------   -----------
Practices participating
under the Standard Contract...   $ 36,084   $    34,101   $ 14,892   $    13,617
Practices participating
under the Alternative
Contract .....................     12,058        11,853      4,096         3,982
Practices participating
under the Flat Fee Contract...     14,522        14,522      6,055         6,055
                                 --------   -----------   --------   -----------
                                 $ 62,664   $    60,476   $ 25,043   $    23,654
                                 ========   ===========   ========   ===========

Combined patient receivables, net of the Affiliated Practices, is as follows (in thousands):

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                         1998            1997
                                                        -------         -------
Patient receivables ............................        $ 5,123         $ 3,471
Unbilled patient receivables ...................          6,903           3,444
Patient prepayments ............................         (3,433)         (2,410)
                                                        -------         -------
      Patient receivables, net of
        prepayments ............................        $ 8,593         $ 4,505
                                                        =======         =======

                           APPLE ORTHODONTIX, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

16.  OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

In July 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," was issued. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for the Company for the year ended December 31, 1998.

The Company has only one line of business, which provides practice management services to orthodontic practices. The Company has operations in two geographic areas. The following is a breakdown of revenues and long-lived assets by geographic area (in thousands):

                                             UNITED
                                             STATES        CANADA         TOTAL
                                             -------       -------       -------
AS OF AND FOR YEAR ENDED
   DECEMBER 31, 1998
Management service fee
   revenues ..........................       $36,275       $11,242       $47,517
Long-lived assets ....................        37,236        18,760        55,996

AS OF AND FOR YEAR ENDED
   DECEMBER 31, 1997
Management service fee
   revenues ..........................       $14,348       $ 4,838       $19,186
Long-lived assets ....................        27,411        17,379        44,790

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is set forth under the captions "Election of Directors" and "Section 16(a) Reporting Delinquencies" will be set forth in the Company's definitive Proxy Statement (the "1999 Proxy Statement") for its 1999 annual meeting of shareholders, which sections are incorporated herein by reference.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be set forth in the section entitled "Executive Compensation" in the 1999 Proxy Statement, which section is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be set forth in the section entitled "Principal Stockholders" in the 1999 Proxy Statement, which section is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The information required by this item will be set forth in the section entitled "Certain Transactions" in the 1999 Proxy Statement, which section is incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1)  FINANCIAL STATEMENTS

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 1998 and 1997

Consolidated Statements of Operations for the Years Ended December 31, 1998 and 1997 and the period from inception (July 15, 1996) through December 31, 1996

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the Years Ended December 31, 1998 and 1997 and the period from inception (July 15,
1996) through December 31, 1996

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 and 1997 and the period from inception (July 15, 1996) through December 31, 1996

Notes to Consolidated Financial Statements

(A)(2)  FINANCIAL STATEMENT SCHEDULES

All schedules and other statements for which provision is made in the applicable regulations of the Commission have been omitted because they are not required under the relevant instructions or are inapplicable.

(A)(3)  EXHIBITS

    EXHIBIT                              DESCRIPTION
    --------  ------------------------------------------------------------------

     *3.1 Restated Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).
     *3.2 Bylaws (Incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).
     *4.1 Form of certificate evidencing ownership of Common Stock of Apple Orthodontix, Inc. (Incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1
              (Registration No. 333-22785)).
     *4.2 Form of Registration Rights Agreement (Incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).
     *4.3     Registration Rights Agreement among Apple Orthodontix, Inc.,
              John G. Vondrak, D.D.S. and TriCap Funding I, L.L.C.
              (Incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).
     *4.4     Registration Rights Agreement between TriCap Partners, L.L.C.
              and Apple Orthodontix, Inc. (Incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).
     *10.1    Revolving Credit Facility with Chase Bank of Texas, N.A.
              (formerly named "Texas Commerce Bank, N.A.") (Incorporated herein by reference to Exhibit 10.1 of the Company's
              Registration Statement on Form S-1 (Registration No. 333-38817)).
    +*10.2    Apple Orthodontix, Inc. 1997 Stock Compensation Plan
              (Incorporated herein by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-38817)).
     *10.3 Form of Option Agreement for the Apple Orthodontix, Inc. 1997 Stock Compensation Plan (Incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 (Registration No. 333-38817)).

    EXHIBIT                              DESCRIPTION
    --------  ------------------------------------------------------------------

    +*10.4 Employment Agreement between Apple Orthodontix, Inc. and John G. Vondrak, D.D.S. (Incorporated herein by reference to Exhibit
              10.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).
    +*10.5    Employment Agreement between Apple Orthodontix, Inc. and Robert
              J. Syverson (Incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 (Registration
              No. 333-22785)).
    +*10.6    Employment Agreement between Apple Orthodontix, Inc. and Michael
              W. Harlan (Incorporated herein by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 (Registration
              No. 333-22785)).
    +*10.7    Employment Agreement between Apple Orthodontix, Inc. and W.
              Daniel Cook (Incorporated herein by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 (Registration
              No. 333-22785)).
    +*10.8 Employment Agreement of H. Steven Walton (Incorporated herein by reference to Exhibit 10.7 of the Company's Registration
              Statement on Form S-1 (Registration No. 333-22785)).
    +*10.9 Amendment to Employment Agreement of H. Steven Walton (Incorporated herein by reference to Exhibit 10.9 of the
              Company's Registration Statement on Form S-1 (Registration No. 333-38817)).
    +*10.10 Second Amendment to Employment Agreement of H. Steven Walton (Incorporated herein by reference to Exhibit 99.2 of the
              Company's Current Report on Form 8-K dated February 24, 1998).
    *10.11 Form of Service Agreement for Founding Affiliated Practices (Incorporated herein by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 (Registration No.
              333-22785)).
    *10.12 Form of Alternative Service Agreement for Founding Affiliated Practices (Incorporated herein by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 (Registration
              No. 333-22785)).
    *10.13 Form of Flat Fee Service Agreement for Founding Affiliated Practices (Incorporated herein by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1 (Registration
              No. 333-22785)).
    +*10.14 First Amendment to Employment Agreement of Robert J. Syverson (Incorporated herein by reference to Exhibit 99.1 of the
              Company's Current Report on Form 8-K dated February 24, 1998).
    *10.15    Employment Agreement between Apple Orthodontix, Inc. and A
              Stone Douglass, dated August 6, 1998 (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
    *10.16    Employment Agreement between Apple Orthodontix, Inc. and James
              E. Bobbitt, dated August 11, 1998 (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
    *10.17 Agreement Regarding Termination of Employment between Apple Orthodontix, Inc. and Michael W. Harlan, dated August 11, 1998
              (incorporated   herein  by  reference  to  Exhibit  10.3  of  the
              Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
    *10.18 Agreement Regarding Termination of Employment and Severance Benefits between Apple Orthodontix, Inc. and H. Steven Walton, dated May 6, 1998 (incorporated herein by reference to Exhibit
              10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
    *10.19    Consulting   Agreement  between  Apple  Orthodontix,   Inc.  and
              Michael W. Harlan, dated August 11, 1998 (incorporated herein by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
    *10.20 Promissory Note between Apple Orthodontix, Inc. and John G. Vondrak, dated September 8, 1998 (incorporated herein by reference to Exhibit 10.6 of the Company's Quarterly Report on
              Form 10-Q for the quarter ended September 30, 1998).
    *10.21    Stock Pledge Agreement between Apple Orthodontix,  Inc. and John
              G. Vondrak, dated September 9, 1998 (incorporated herein by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
    *10.22 Amendment to Employment Agreement of John G. Vondrak, dated September 10, 1998 (incorporated herein by reference to Exhibit
              10.9 of the Company's Quarterly Report on Form

              10-Q for the quarter ended September 30, 1998).
    +10.23 Amendment to Employment Agreement of A. Stone Douglass, dated November 23, 1998.
    +10.24 Amendment to Employment Agreement of James E. Bobbitt, dated November 23, 1998.
     10.25 First Amendment to Credit Agreement with Chase Bank of Texas, N.A., dated May 21, 1998.
    *21.1 Subsidiaries of the Registrant. (incorporated herein by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 1997)
     23.1     Consent of Arthur Andersen LLP.
     27.1     Financial Data Schedule.


*  Incorporated herein by reference as indicated.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

(B)  REPORTS ON FORM 8-K

None.

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                             APPLE ORTHODONTIX, INC.

                                    By:/s/ A. STONE DOUGLASS
                                           A. Stone Douglass
                                           Chief Executive Officer, President
                                           and Director

Date:  April 14, 1999

PURSUANT TO THE REQUIREMENTS THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        NAME                               CAPACITY                    DATE
------------------------         ------------------------------   --------------


/s/ A. STONE DOUGLASS             Chief Executive Officer,        April 14, 1999
    A. Stone Douglass               President and Director
                                    (Principal Executive Officer)

/s/ JAMES E. BOBBITT              Vice President and Chief        April 14, 1999
    James E. Bobbitt                Financial Officer (Principal
                                    Financial and Accounting
                                    Officer)

/s/ JOHN G. VONDRAK               Chairman of the Board           April 14, 1999
    John G. Vondrak, D.D.S.

 /s/ W. DANIEL COOK               Director                        April 14, 1999
     W. Daniel Cook

/s/ WILLIAM W. SHERRILL           Director                        April 14, 1999
    William W. Sherrill

 /s/ ROD L. CROSBY, JR.           Director                        April 14, 1999
     Rod L. Crosby, Jr.

/s/ CLYDE C. WADDELL, JR.         Director                        April 14, 1999
    Clyde C. Waddell, Jr.

/s/ RICHARD J. MARXEN             Director                        April 14, 1999
    Richard J. Marxen

/s/ ROBERT L. BREWTON             Director                        April 14, 1999
    Robert L. Brewton