Form 10-K405/A
period 1998-12-31
APPLE ORTHODONTIX INC
filed 1999-04-30
CIK 1031176

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

At April 14, 1999, the number of shares outstanding of registrant's Class A Common Stock was 11,760,904.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Apple Orthodontix, Inc., a Delaware corporation, (the "Company"), hereby amends its Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on April 15, 1999, pursuant to Instruction G(3) to Form 10-K by completing Items 10 through 13 of Part III thereof. In addition to this information, the Annual Report on Form 10-K/A (Amendment No. 1) includes all information required by Parts I, II and IV of Form 10-K that the Company included in its original Form 10-K filed on April 15, 1999.


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                       PART I
Items 1
 and 2.   Business and Properties                                              4
Item 3.   Legal Proceedings                                                   12
Item 4.   Submission of Matters to a Vote of Security Holders                 13

                                       PART II
          Market for Registrant's Common Stock and Related Shareholder
Item 5.   Matters                                                             14
Item 6.   Selected Financial Data                                             14
          Management's Discussion and Analysis of Financial Condition and
Item 7.   Results of Operations                                               16
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk          20
Item 8.   Financial Statements and Supplementary Data                         21
          Changes In and Disagreements With Accountants on Accounting and
Item 9.   Financial Disclosure                                                39

                                      PART III
Item 10.  Directors and Executive Officers of the Registrant                  39
Item 11.  Executive Compensation                                              41
Item 12.  Security Ownership of Certain Beneficial Owners and Management      49
Item 13.  Certain Relationships and Related Party Transactions                49

                                       PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K    51

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

The table below summarizes certain information from the 1997 JCO Orthodontic Practice Study (the "1997 JCO Study") (the most recent available with respect to average fee per case) concerning the United States orthodontic services industry for each of the years presented:

                                       NUMBER OF              AVERAGE
                               ---------------------------      FEE
                 YEAR          ORTHODONTISTS   NEW CASES     PER CASE
          -------------------  ------------   ------------  ------------

                 1990              8,720        1,308,000      $3,050
                 1991              8,760        1,314,000       3,221
                 1992              8,856        1,416,690       3,401
                 1993              8,958        1,478,070       3,447
                 1994              9,060        1,540,200       3,492
                 1995              9,098        1,592,150       3,649
                 1996              9,115        1,640,700       3,703

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

LOCATIONS

As of December 31, 1998, the Company provided management services in the following locations:

                                                 NUMBER OF
                                  ----------------------------------------
             STATE/PROVINCE        PRACTICES      OFFICES     ORTHODONTISTS
          ---------------------   ------------  ------------  ------------

          Alberta                       5             6             5
          Arizona                       3             9             3
          British Columbia              2             3             2
          California                   12            17            14
          Colorado                      7            15             8
          Connecticut                   5             7             6
          Florida                       1             1             2
          Georgia                       1             3             1
          Kentucky                      2             2             2
          Massachusetts                 1             2             1
          Michigan                      1             6             7
          Montana                       1             3             1
          Nevada                        1             2             1
          New Mexico                    1             2             1
          New York                      1             2             1
          Ontario                       3             4             7
          Pennsylvania                  2             4             2
          South Carolina                1             2             1
          Texas                         8            24            17
          Utah                          3             7             4
          Virginia                      2             3             3
                                  ------------  ------------  ------------
                                       63           124            89
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

On April 7, 1999, J. Darwin King, D.D.S., M.D.S. ("King") filed a motion for judgment (the "Motion") in the Circuit Court of the County of Henrico, Virginia against the Company alleging, among other things, actual and constructive fraud and violations of the Virginia Securities Act. The Motion states that King is seeking compensatory damages of at least $1.0 million and punitive damages of $1.0 million, plus a return of the consideration King paid for his stock in the Company, interest, reasonable attorney's fees, costs and all other relief as the case may require. The Company intends to vigorously defend the claims made by King, which the Company believes are without merit. This lawsuit is still pending, and the Company cannot predict whether it will succeed or, if not successful, what effect this may have on the Company.

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

                                                                                                                       PERIOD FROM
                                                                                                                        INCEPTION
                                                                                                                        (JULY 15,
                                                                                      YEAR ENDED DECEMBER 31,         1996) THROUGH
                                                                                --------------------------------      DECEMBER 31,
                                                                                    1998                1997              1996
                                                                                -------------      -------------      -------------
                                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Management service fee revenues (1) .......................................     $      47,517      $      19,186      $        --
Costs and expenses (2):
  Salaries and benefits ...................................................            18,288              8,411                627
  Orthodontic supplies ....................................................             6,312              2,352               --
  Rent ....................................................................             4,907              2,156                 20
  Advertising and marketing ...............................................             2,067                484               --
  General and administrative ..............................................             7,717              3,617                232
  Depreciation and amortization ...........................................             3,009                943                  5
  Special compensation expense related to
    issuance of stock (3) .................................................              --                 --               13,812
  Special consulting expense related to
    issuance of stock (3) .................................................              --                 --                9,613
  Special charges .........................................................            21,726               --                 --
                                                                                -------------      -------------      -------------
    Total costs and expenses ..............................................            64,026             17,963             24,309
                                                                                -------------      -------------      -------------
    Operating income (loss) ...............................................           (16,509)             1,223            (24,309)

Interest expense, net of capitalized interest .............................               810                274               --
Interest income ...........................................................              (416)              (191)              --
Other income, net .........................................................               (77)               (16)              --
                                                                                -------------      -------------      -------------
    Income (loss)  before income taxes ....................................           (16,826)             1,156            (24,309)
Income tax provision (benefit) ............................................            (6,496)               439               --
                                                                                -------------      -------------      -------------
    Net income (loss) .....................................................     $     (10,330)     $         717      $     (24,309)
                                                                                =============      =============      =============

Income (loss) per common and common
  equivalent share:
   Basic ..................................................................     $       (0.75)     $        0.09      $       (7.24)
                                                                                =============      =============      =============
   Diluted ................................................................     $       (0.75)     $        0.09      $       (7.24)
                                                                                =============      =============      =============
Number of shares used in calculating
  income (loss) per common and common
  equivalent share:
   Basic ..................................................................            13,783              8,132              3,359
                                                                                =============      =============      =============
   Diluted ................................................................            13,783              8,344              3,359
                                                                                =============      =============      =============
                                                                                                    DECEMBER 31,
                                                                                ---------------------------------------------------
                                                                                     1998               1997               1996
                                                                                -------------      -------------      -------------
BALANCE SHEET DATA:
Working capital (deficit) .................................................     $       2,613      $       2,538      $      (2,324)
Total assets ..............................................................            71,462             54,799              1,461
Long-term debt, net of current portion ....................................            23,654                248               --
Stockholders' equity (deficit) ............................................            29,688             35,112               (884)

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

On April 23, 1999, the Company executed an assignment agreement with one of the Threatened Practices discussed above (the "Assignment Agreement"). The Assignment Agreement provides for the Company to issue 181,818 shares of Common Stock in return for the assignment of the ownership of the practice to the Company. The Company intends to seek a new orthodontist to whom it will sell this ownership interest. The 1998 management service fee revenues associated with this practice were $2.4 million. Additionally, since April 14, 1999, one additional Affiliated Practice has alleged breaches of its service agreement by the Company and sought to have the service agreement terminated (the "Additional Threatened Practice"). The Company vigorously denies any breach of the service agreement with the Additional Threatened Practice and intends to strenuously seek enforcement of this service agreement. The 1998 management service fee revenues related to the Additional Threatened Practice were $138,499.

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

INTEREST EXPENSE

Interest expense is summarized as follows (in thousands):

                                                                   PERIOD FROM
                                                                   INCEPTION
                                                                     (JULY 15,
                                     YEAR ENDED DECEMBER 31,       1996) THROUGH
                                 ------------------------------     DECEMBER 31,
                                      1998             1997             1996
                                 -------------    -------------    -------------
Gross interest ...............   $         976    $         283    $        --
Less:  capitalized interest ..            (166)              (9)            --
                                 -------------    -------------    -------------
Interest expense .............   $         810    $         274    $        --
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

LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

As a result of the $18.0 million special charge, at December 31, 1998, the Company was no longer in compliance with certain of the covenants of its $25 million unsecured bank credit facility with Chase Bank of Texas, N.A. (the "Chase Facility"). On April 14, 1999, the Company amended the Chase Facility (the "Amended Chase Facility") with respect to certain of the covenants. The Amended Chase Facility provides for the revolving credit period to expire on May 31, 2001 and for a security interest in substantially all the Company's assets. The Company is now in compliance with all covenants of the Amended Chase Facility.

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

On April 27, 1999, the Company announced that it had signed a non-binding letter of intent with an investor group in connection with the consideration of a potential investment in the Company. The investment would be in the form of a private placement of $20 million of convertible preferred shares, convertible on a one-for-one basis into shares of the Company's Class A Common Stock. The convertible preferred shares would be issued at a price of $3.00 per share (subject to completion of due diligence satisfactory to the investor group) and would represent, on an as-converted basis, approximately a 32% ownership interest in the Company at that price. The Company anticipates that the net proceeds would be used to repay a substantial portion of the Chase Facility. The proposed investment by the investor group remains subject to further negotiation of applicable terms and conditions (including price), the negotiation of definitive documents, the completion of due diligence satisfactory to the investor group, and the receipt of any necessary approvals and third-party consents.

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

During 1998, the Company amended the Chase Facility to increase its size from $15 million to $25 million and to increase its bank group from one to two banks. The Chase Facility provides for a revolving credit period expiring on May 31, 2002. Availability under the Chase Facility is tied to the Company's cash flow and liquidity. Advances bear interest, at the Company's option, at a prime rate or LIBOR, in each case plus a margin which is calculated based upon the Company's ratio of indebtedness to cash flow. The Company is required to maintain certain financial covenants regarding net worth, coverage ratios and additional indebtedness. Upon the execution of the Amended Chase Facility, the Company had borrowing availability of $1.5 million and $1.0 million, as of December 31, 1998 and March 31, 1999, respectively.

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

ARTHUR ANDERSEN LLP

Houston, Texas
April 14, 1999

                     APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                DECEMBER 31,
                                                           ---------------------
                                                             1998        1997
                                                           --------    --------

                         ASSETS
Current assets:
 Cash and cash equivalents .............................   $    755    $  2,114
 Restricted cash .......................................      2,140       2,140
      Receivable from orthodontic practices, net of
         allowances of $5,785 and $69, respectively ....      5,521       2,362
 Prepaid expenses ......................................        464         250
 Other current assets ..................................        455         538
                                                           --------    --------
 Total current assets ..................................      9,335       7,404
                                                           --------    --------
Property and equipment, net ............................      6,649       6,002
Intangible assets, net .................................     49,347      38,788
Receivable from orthodontic practices, net of current
portion ................................................      3,890       1,642
Notes receivable .......................................      1,451         600
Receivable from related party ..........................        634        --
Other assets ...........................................        156         363
                                                           --------    --------
 Total assets ..........................................   $ 71,462    $ 54,799
                                                           ========    ========
                    LIABILITIES AND
                  STOCKHOLDERS' EQUITY
Current liabilities:
 Consideration payable to orthodontic practices ........   $  2,098    $    833
 Accounts payable ......................................        934       1,826
 Accrued severance .....................................        514        --
 Payable to orthodontic practices ......................        454         250
 Accrued legal fees ....................................        396        --
 Accrued commissions ...................................        333        --
 Current maturities of long-term debt ..................        105       1,023
 Income tax payable ....................................       --           351
 Other accrued expenses ................................      1,888         583
                                                           --------    --------
 Total current liabilities .............................      6,722       4,866
                                                           --------    --------
Long-term debt, net of current maturities ..............     23,654         248
Deferred income taxes ..................................     11,394      14,544
Other long-term obligations ............................          4          29
                                                           --------    --------
 Total liabilities .....................................     41,774      19,687
                                                           --------    --------
Commitments and contingencies
Stockholders' equity:
   Class A common stock, $0.001 par value,
      25,000 shares authorized, 11,699 and
      9,980 shares issued and outstanding,
      respectively .....................................         12          10
   Class B common stock, $0.001 par value,
      4,107 shares authorized, 2,325 and
      3,177 shares issued and outstanding,
      respectively .....................................          2           3
   Additional paid-in capital ..........................     64,310      58,295
   Warrants ............................................      1,086         777
   Retained deficit ....................................    (33,922)    (23,592)
   Foreign currency translation adjustment .............     (1,800)       (381)
                                                           --------    --------
 Total stockholders' equity ............................     29,688      35,112
                                                           --------    --------
 Total liabilities and stockholders' equity ............   $ 71,462    $ 54,799
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

                     APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 PERIOD FROM
                                                                                  INCEPTION
                                                                                  (JULY 15,
                                                  YEAR ENDED DECEMBER 31,        1996) THROUGH
                                               ------------------------------     DECEMBER 31,
                                                    1998             1997             1996
                                               -------------    -------------    -------------
STATEMENT OF OPERATIONS
Management service fee revenues ............   $      47,517    $      19,186    $        --
Costs and expenses:
   Salaries and benefits ...................          18,288            8,411              627
   Orthodontic supplies ....................           6,312            2,352             --
   Rent ....................................           4,907            2,156               20
   Advertising and marketing ...............           2,067              484             --
   General and administrative ..............           7,717            3,617              232
   Depreciation and amortization ...........           3,009              943                5
   Special compensation expense
   related to issuance of stock ............            --               --             13,812
   Special consulting expense
   related to issuance of stock ............            --               --              9,613
   Special charges .........................          21,726             --               --
                                               -------------    -------------    -------------
      Total costs and expenses .............          64,026           17,963           24,309
                                               -------------    -------------    -------------
      Operating income (loss) ..............         (16,509)           1,223          (24,309)

Interest expense, net of
  capitalized interest .....................             810              274             --
Interest income ............................            (416)            (191)            --
Other income, net ..........................             (77)             (16)            --
                                               -------------    -------------    -------------
      Income (loss) before
        income taxes .......................         (16,826)           1,156          (24,309)
Income tax provision (benefit) .............          (6,496)             439             --
                                               -------------    -------------    -------------
      Net income (loss) ....................   $     (10,330)   $         717    $     (24,309)
                                               =============    =============    =============
Income (loss) per common and
  common equivalent share:
   Basic ...................................   $       (0.75)   $        0.09    $       (7.24)
                                               =============    =============    =============
   Diluted .................................   $       (0.75)   $        0.09    $       (7.24)
                                               =============    =============    =============
Number of shares used in calculating
  income (loss) per common and common
  equivalent share:
   Basic ...................................          13,783            8,132            3,359
                                               =============    =============    =============
   Diluted .................................          13,783            8,344            3,359
                                               =============    =============    =============

STATEMENT OF COMPREHENSIVE
  INCOME (LOSS)
Net income (loss) ..........................   $     (10,330)   $         717    $     (24,309)
Foreign currency translation
  adjustment ...............................          (1,419)            (381)            --
                                               -------------    -------------    -------------
Comprehensive income (loss) ................   $     (11,749)   $         336    $     (24,309)
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

                     APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  (IN THOUSANDS)

                                                 CLASS A AND B                                            FOREIGN
                                                  COMMON STOCK       ADDITIONAL                          CURRENCY     STOCKHOLDERS'
                                               -------------------    PAID-IN               RETAINED    TRANSLATION      EQUITY
                                                SHARES     AMOUNT     CAPITAL    WARRANTS   DEFICIT      ADJUSTMENT     (DEFICIT)
                                               --------   --------   ----------  --------   --------    -----------   -------------
BALANCE, July 15, 1996 ........................    --     $   --     $     --    $   --     $   --      $      --     $        --
     Issuance of common stock .................   3,347          3       23,422      --         --             --            23,425
     Net loss .................................    --         --           --        --      (24,309)          --           (24,309)
                                               --------   --------   ----------  --------   --------    -----------   -------------
BALANCE, December 31, 1996 ....................   3,347          3       23,422      --      (24,309)          --              (884)
     Issuances of common stock ................   4,197          4       27,429      --         --             --            27,433
     Transfers of certain assets and
          liabilities by founders .............   3,683          4          495      --         --             --               499
     Special dividend to founders .............    --         --         (6,592)     --         --             --            (6,592)
     Issuance of warrants .....................    --         --           (777)      777       --             --              --
     Issuances of stock to new affiliated
          practices ...........................   1,930          2       14,113      --         --             --            14,115

     Issuances of options to non-employees ....    --         --            205      --         --             --               205
     Net income ...............................    --         --           --        --          717           --               717

     Foreign currency translation adjustment ..    --         --           --        --         --             (381)           (381)
                                               --------   --------   ----------  --------   --------    -----------   -------------
BALANCE, December 31, 1997 ....................  13,157         13       58,295       777    (23,592)          (381)         35,112
      Issuance of warrants ....................    --         --           --         309       --             --               309
      Issuances of stock to new affiliated
          practices ...........................     456          1        3,469      --         --             --             3,470
      Issuances of common stock for
          settlement of contingent
          obligations related to new
          affiliated practices from prior
          years ...............................     314       --          1,492      --         --             --             1,492
      Issuances of common stock under
          employee stock option plan,
          including income tax benefit ........      20       --             79      --         --             --                79

      Issuances of options to non-employees ...    --         --            437      --         --             --               437
      Issuances of common stock for
          compensation expense ................      77       --            538      --         --             --               538
      Net loss ................................    --         --           --        --      (10,330)          --           (10,330)

      Foreign currency translation adjustment .    --         --           --        --         --           (1,419)         (1,419)
                                               --------   --------   ----------  --------   --------    -----------   -------------
BALANCE, December 31, 1998 ....................  14,024   $     14   $   64,310  $  1,086   $(33,922)   $    (1,800)  $      29,688
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

                     APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)

                                                                                                 PERIOD FROM
                                                                                                  INCEPTION
                                                                                                  (JULY 15,
                                                                 YEAR ENDED DECEMBER 31,        1996) THROUGH
                                                              ------------------------------    DECEMBER 31,
                                                                 1998             1997             1996
                                                              -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .......................................   $     (10,330)   $         717    $     (24,309)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
  Depreciation and amortization ...........................           3,009              943                5
  Deferred income tax provision (benefit) .................          (7,082)              88             --
  Special compensation and consulting expense paid in stock             538             --             23,425
  Portion of special charge not requiring cash ............          17,959             --               --
  Provision for doubtful accounts .........................             777               69             --
  Changes in assets and liabilities, excluding effects of
   acquisitions:
  Receivable from orthodontic practices ...................          (7,342)          (2,323)            --
  Prepaid expenses ........................................            (214)            (286)            --
  Other assets ............................................            (731)             (83)            --
  Payables and other accrued liabilities ..................            (904)          (1,766)             404
                                                              -------------    -------------    -------------
  Net cash used in operating activities ...................          (4,320)          (2,641)            (475)
                                                              -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ....................................          (2,856)          (3,632)            --
  Payments for new affiliated practices ...................         (10,142)          (8,318)            --
  Payment into escrow for a new affiliated practice .......            --             (2,140)            --
  Advances to third parties ...............................          (2,101)            (600)            --
  Advances to related party ...............................            (634)            --               --
  Advances to affiliates ..................................          (4,017)          (1,868)            --
  Repayment of advances by affiliates .....................             236              123             --
                                                              -------------    -------------    -------------
  Net cash used in investing activities ...................         (19,514)         (16,435)            --
                                                              -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt ............................          23,500           14,934              798
  Repayments of long-term debt ............................          (1,012)         (15,354)            (253)
  Proceeds from issuances of common stock .................              79           33,724             --
  Cash paid related to common stock issuance costs ........            --             (5,496)             (49)
  Special dividend to founders ............................            --             (6,592)            --
                                                              -------------    -------------    -------------
  Net cash provided by financing activities ...............          22,567           21,216              496
                                                              -------------    -------------    -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ...................             (92)             (47)            --
                                                              -------------    -------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......          (1,359)           2,093               21

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........           2,114               21             --
                                                              -------------    -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................   $         755    $       2,114    $          21
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

                     APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

                     APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

4.  RECEIVABLE FROM ORTHODONTIC PRACTICES

The activity in the allowance for doubtful accounts with respect to the receivable from orthodontic practices is as follows (in thousands):
                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                            --------------------
                                                              1998        1997
                                                            --------    --------

Balance at beginning of period .........................    $     69    $   --
   Bad debt provision ..................................         777          69
   Special charge ......................................       4,939        --
                                                            --------    --------
Balance at end of period ...............................    $  5,785    $     69
                                                            ========    ========

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

As a result of the special charge, at December 31, 1998, the Company was no longer in compliance with certain of the covenants of the Chase Facility. On April 14, 1999, the Company amended the Chase Facility (the "Amended Chase Facility") with respect to certain of the covenants. The Amended Chase Facility provides for the revolving credit period to expire on May 31, 2001 and for a security interest in substantially all the Company's assets. The Company is now in compliance with all covenants of the Amended Chase Facility and had borrowing availability of $1.5 million as of December 31, 1998.

The notes payable primarily relate to debts of the Affiliated Practices that were assumed by the Company.

Total assets recorded under capital leases and the accumulated depreciation thereon were $263,436 and $138,712 as of December 31, 1998 and $263,436 and $76,052 as of December 31, 1997, respectively.

                     APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Aggregate maturities of the Chase Facility, the notes payable and the future minimum payments under capital leases are as follows (in thousands):

             Year Ended December 31,
             -----------------------
             1999...................                $      105
             2000...................                        77
             2001...................                    23,542
             2002...................                        18
             2003...................                        17
                                                    ----------
                                                    $   23,759
                                                    ==========

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

                     APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table summarizes the activity relating to the Company's stock option plans (in thousands, except per share amounts):

                                                 1998                       1997
                                        ------------------------   -----------------------
                                                        WEIGHTED                  WEIGHTED
                                                        AVERAGE                   AVERAGE
                                                        EXERCISE                  EXERCISE
                                          OPTIONS        PRICE       OPTIONS       PRICE
                                        ------------    --------   ------------   --------
Options outstanding at January 1 ....            923        7.55           --         --
   Granted ..........................            696        4.00            923       7.55
   Exercised ........................            (97)       6.17           --         --
   Forfeited ........................            (31)       7.80           --         --
                                        ------------    --------   ------------   --------
Options outstanding at December 31 ..          1,491        5.98            923       7.55
                                        ============    ========   ============   ========
Options exercisable at December 31 ..            354        7.41            203       6.80
                                        ============    ========   ============   ========
Option exercise price range
 at December 31 .....................   $3.00-$15.25               $3.00-$15.25

As allowed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for awards under its Incentive Plan in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock options issued with exercise prices greater than or equal to the fair market value of the Common Stock at the date of grant. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been changed to the following pro forma amounts (in thousands, except per share amounts):

                                                                  PERIOD FROM
                                                                    INCEPTION
                                                                    (JULY 15,
                                         YEAR ENDED DECEMBER 31,  1996) THROUGH
                                         ----------------------    DECEMBER 31,
                                            1998        1997          1996
                                         ---------    ---------   -------------
Net income (loss)
   As reported .......................   $ (10,330)   $     717   $     (24,309)
                                         =========    =========   =============
   Pro forma .........................   $ (10,521)   $     592   $     (24,309)
                                         =========    =========   =============
Income (loss) per share
   As reported .......................   $   (0.75)   $    0.09   $       (7.24)
                                         =========    =========   =============
   Pro forma .........................   $   (0.76)   $    0.07   $       (7.24)
                                         =========    =========   =============

The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as additional awards in future years are anticipated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                  PERIOD FROM
                                                                    INCEPTION
                                                                    (JULY 15,
                                         YEAR ENDED DECEMBER 31,  1996) THROUGH
                                         ----------------------    DECEMBER 31,
                                            1998        1997          1996
                                         ---------    ---------   -------------
Expected dividend yield ...............        0.0%        0.0%             0.0%
Expected stock price volatility .......       67.5%       67.5%            67.5%
Risk free interest rate ...............        5.7%        6.2%             6.2%
Expected life of options ..............   10 years    10 years         10 years

During 1998 and 1997, the Company issued options to purchase 35,000 and 28,000 shares, respectively, to individuals other than employees and directors of the Company as consideration for the closing of New Orthodontist Affiliations. The fair value of these options was determined using the Black-Scholes option pricing model at the date of grant and capitalized as a cost of affiliation.

                     APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

The amounts of consolidated federal, state and foreign income tax provision (benefit) are as follows (in thousands):

                                                                   PERIOD FROM
                                                                    INCEPTION
                                                                   (JULY 15,
                                      YEAR ENDED DECEMBER 31,      1996) THROUGH
                                  ------------------------------   DECEMBER 31,
                                       1998             1997           1996
                                  -------------    -------------   -------------
Current:
   Federal                        $        (298)   $         298   $        --
   State                                    (53)              53
   Foreign                                  937             --              --
                                  -------------    -------------   -------------
                                            586              351            --
                                  -------------    -------------   -------------
Deferred:
   Federal                               (6,087)              80            --
   State                                   (716)               8
   Foreign                                 (279)            --              --
                                  -------------    -------------   -------------
                                         (7,082)              88            --
                                  -------------    -------------   -------------
                                  $      (6,496)   $         439   $        --
                                  =============    =============   =============

A reconciliation of the Company's income tax provision (benefit) to the amounts calculated by applying the federal statutory tax rate is as follows (in thousands):

                                                                  PERIOD FROM
                                                                   INCEPTION
                                                                  (JULY 15,
                                      YEAR ENDED DECEMBER 31,    1996) THROUGH
                                      -----------------------     DECEMBER 31,
                                         1998         1997           1996
                                      ----------    ---------    -------------
Tax at statutory rate                 $   (5,721)   $     393    $        (301)
Add (deduct):
   State income taxes                       (664)          46              (26)
   Foreign income tax
      provision in
      excess of U.S.
      federal rates                         (320)        --               --
   Nondeductible expenses                     39           27             --
   Valuation allowance                       170          (27)             327
                                      ----------    ---------    -------------
Income tax provision (benefit)        $   (6,496)   $     439    $        --
                                      ==========    =========    =============

                     APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The components of deferred income tax liabilities and assets are as follows (in thousands):

                                                       YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                          1998          1997
                                                       ----------    ----------
Deferred income tax liabilities:
   Property and equipment, net                         $      (32)   $      (38)
   Intangible assets, net                                 (15,211)      (14,718)
   Federal effect of deferred state
    taxes                                                    (390)         --
                                                       ----------    ----------
      Total deferred income tax
       liabilities                                        (15,633)      (14,756)
                                                       ----------    ----------

Deferred income tax assets:
   Estimated tax basis resulting
      from affiliation with founding
      practices                                             1,022         1,022
   Bad debt reserves                                          330            26
   Accrued expenses                                           207           186
   Reserves relating to special
    charge                                                  3,702          --
   Net operating loss                                         170          --
   Less:  valuation allowance                              (1,192)       (1,022)
                                                       ----------    ----------
      Total deferred income tax
       assets                                               4,239           212
                                                       ----------    ----------
      Net deferred income tax
        liabilities                                    $  (11,394)   $  (14,544)
                                                       ==========    ==========

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

10.  INCOME (LOSS) PER SHARE

Income (loss) per common and common equivalent share have been computed based on the weighted average number of shares outstanding. The following table reconciles the number of common shares outstanding with the number of common shares used in computing income (loss) per share (in thousands):

                                                                    PERIOD FROM
                                                                     INCEPTION
                                                                     (JULY 15,
                                          YEAR ENDED DECEMBER 31,  1996) THROUGH
                                         -----------------------   DECEMBER 31,
                                           1998         1997           1996
                                         ---------    ---------    -------------
Common shares outstanding                   14,024       13,157            3,347
Effect of using weighted
   average common shares
   outstanding during the
   period                                     (241)      (5,025)              12
                                         ---------    ---------    -------------
Shares used in calculating
   basic income (loss) per
   share                                    13,783        8,132            3,359
Effect of shares issuable
   under stock option
   plans based on the
   treasury stock method                      --            212             --
                                         ---------    ---------    -------------
Shares used in calculating
   diluted income (loss)
   per share                                13,783        8,344            3,359
                                         =========    =========    =============

11.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information are as follows (in thousands):

                                                                   PERIOD FROM
                                                                    INCEPTION
                                                                     (JULY 15,
                                          YEAR ENDED DECEMBER 31,  1996) THROUGH
                                          ----------------------    DECEMBER 31,
                                            1998          1997         1996
                                          ---------    ---------   -------------
Interest paid during the
   period                                 $     824    $     288   $        --
Income taxes paid during
   the period                                 1,045         --              --

The Company acquired assets in capital lease transactions $263,781 in 1997. There have been no other acquisitions of assets in capital lease transactions since inception.

                     APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

             Year Ended December 31,
             ----------------------
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

                     APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

15.  COMBINED PATIENT DATA

Combined operating data for the Affiliated Practices for the period from their affiliation date through the end of the applicable year is as follows (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                 -----------------------------------------------
                                         1998                    1997
                                 ----------------------   ----------------------
                                 PATIENT       CASH       PATIENT       CASH
                                 REVENUES   COLLECTIONS   REVENUES   COLLECTIONS
                                 --------   -----------   --------   -----------
Practices participating
under the Standard Contract      $ 36,084   $    34,101   $ 14,892   $    13,617
Practices participating
under the Alternative
Contract                           12,058        11,853      4,096         3,982
Practices participating
under the Flat Fee Contract        14,522        14,522      6,055         6,055
                                 --------   -----------   --------   -----------
                                 $ 62,664   $    60,476   $ 25,043   $    23,654
                                 ========   ===========   ========   ===========

Combined patient receivables, net of the Affiliated Practices, is as follows (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                           1998          1997
                                                         --------      --------
Patient receivables                                      $  5,123      $  3,471
Unbilled patient receivables                                6,903         3,444
Patient prepayments                                        (3,433)       (2,410)
                                                         --------      --------
  Patient receivables, net of
    prepayments                                          $  8,593      $  4,505
                                                         ========      ========

                     APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

The Company has only one line of business, which provides practice management services to orthodontic practices. The Company has operations in two geographic areas. The following is a breakdown of revenues and long-lived assets by geographic area (in thousands):

                                       UNITED STATES   CANADA    TOTAL
                                       -------------   -------   -------
AS OF AND FOR YEAR ENDED
   DECEMBER 31, 1998
Management service fee
   revenues                               $36,275      $11,242   $47,517
Long-lived assets                          37,236       18,760    55,996

AS OF AND FOR YEAR ENDED
   DECEMBER 31, 1997
Management service fee
   revenues                               $14,348      $ 4,838   $19,186
Long-lived assets                          27,411       17,379    44,790

17. EVENTS SUBSEQUENT TO THE DATE OF REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS (UNAUDITED)

On April 23, 1999, the Company executed an assignment agreement with one of the Threatened Practices discussed in Note 3 (the "Assignment Agreement"). The Assignment Agreement provides for the Company to issue 181,818 shares of Common Stock in return for the assignment of the ownership of the practice to the Company. The Company intends to seek a new orthodontist to whom it will sell this ownership interest. The 1998 management service fee revenues associated with this practice were $2.4 million. Additionally, since April 14, 1999, one additional Affiliated Practice has alleged breaches of its service agreement by the Company and sought to have the service agreement terminated (the "Additional Threatened Practice"). The Company vigorously denies any breach of the service agreement with the Additional Threatened Practice and intends to strenuously seek enforcement of this service agreement. The 1998 management service fee revenues related to the Additional Threatened Practice were $138,499.

On April 27, 1999, the Company announced that it had signed a non-binding letter of intent with an investor group in connection with the consideration of a potential investment in the Company. The investment would be in the form of a private placement of $20 million of convertible preferred shares, convertible on a one-for-one basis into shares of Common Stock. The convertible preferred shares would be issued at a price of $3.00 per share (subject to completion of due diligence satisfactory to the investor group) and would represent, on an as-converted basis, approximately a 32% ownership interest in the Company at that price. The Company anticipates that the net proceeds would be used to repay a substantial portion of the Chase Facility. The proposed investment by the investor group remains subject to further negotiation of applicable terms and conditions (including price), the negotiation of definitive documents, the completion of due diligence satisfactory to the investor group, and the receipt of any necessary approvals and third-party consents.

                     APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages (as of April 1, 1999) and positions of the Company's executive officers:

           NAME                 AGE                      POSITION
---------------------------   ------  -----------------------------------------
A. Stone Douglass               51    Chief Executive Officer, President and
                                      Director

W. Daniel Cook                  44    Senior Vice President of Practice
                                      Affiliations and Director

James E. Bobbitt                54    Vice President and Chief Financial Officer

Stephen T. Yavorsky             48    Vice President of Business Development

Lee Ann Peniche                 38    Vice President of Training and Marketing

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

DIRECTORS OF THE REGISTRANT

The following sets forth information concerning the Class I, Class II and Class III directors of the Company whose present terms of office will expire at the 2001, 1999 or 2000 annual meetings of stockholders, respectively, including each director's age as of April 13, 1999, position with the Company, if any, and business experience during the past five years.

CLASS I

A. STONE DOUGLASS.  See "-- Executive Officers of the Registrant."

ROD L. CROSBY, JR., age 60, has served as a director of the Company since July 1997. Mr. Crosby has served as the Senior Vice President of Business Development of Corporate Express, a supplier of office products and services, since 1995. From 1994 to 1995, Mr. Crosby served as a director of U.S. Delivery Systems, Inc., a delivery service company formed as a result of a combination in November 1993 of a number of delivery companies, including ViaNet, Inc., a company founded by Mr. Crosby. Prior to that time, Mr. Crosby served as Chairman and Chief Executive Officer of ViaNet, Inc. from 1986 until 1993. Mr. Crosby serves on the board of directors of e-CommLink, a software company serving the banking and medical industries.

RICHARD J. MARXEN, age 52, has served as a director of the Company since February 1998. Mr. Marxen is the founder of Connective Technologies, Inc., a privately-held business solutions provider for systems integration, and has served as its chairman, president and chief executive officer since 1990. Prior to that time, Mr. Marxen founded a business consulting firm and a management systems consulting firm.

CLASS II

W. DANIEL COOK.  See "-- Executive Officers of the Registrant."

WILLIAM W. SHERRILL, age 72, has served as a director of the Company since October 1996. He is an Executive Professor at the University of Houston College of Business Administration and is the Director for the University of Houston's Center for Entrepreneurship & Innovation. Mr. Sherrill was formerly the principal of William W. Sherrill, Financial Consultants from 1974 to 1981. From 1971 to 1974, Mr. Sherrill served as the President of Associates Corporation of North America and was a director of Gulf and Western Industries, Inc. Before joining Associates Corporation, he was appointed by the President of the United States in 1967 to fill an unexpired term as Governor of the Federal Reserve Board in Washington, D.C. and was reappointed to a full 14-year term on the Board of Governors. Prior to his Federal Reserve appointment, he was the Director of the Federal Deposit Insurance Corporation. Mr. Sherrill initially was appointed to the Company's Board of Directors pursuant to the provisions of a funding agreement between the Company and TriCap Funding I, L.L.C. ("TriCap"). See "Certain Relationships and Related Party Transactions" under Item 13.

ROBERT L. BREWTON, age 46, has served as a director of the Company since February 1998. Since January 1996, Mr. Brewton has served as the Chief Investment Officer of Residential Company of America, Ltd., a privately-held real estate investment and management company. From 1987 until January 1996, Mr. Brewton served as President of the multifamily division of the Transwestern Property Company, the predecessor of Residential Company of America, Ltd.

CLASS III

JOHN G. VONDRAK, D.D.S., age 58, has served as Chairman of the Board of Directors since October 1996 and as a Director of the Company since July 1996. Dr. Vondrak is a founder of the Company and served as Chief Executive Officer of the Company from October 1996 to August 1998 and as President and Chief Operating Officer from May 1998 to August 1998. He was the President and sole shareholder of JGVAOI, one of the Founding Affiliated Practices, for more than the past five years. Dr. Vondrak is a licensed dentist, a graduate of an American Dental Association accredited orthodontic program and has maintained a private orthodontic practice for over 24 years. He is a member of the American Association of Orthodontists and the Southwest Society of Orthodontists and served as President of the New Mexico Orthodontic Society in 1979.

CLYDE C WADDELL, JR., age 57, has served as a director of the Company since July 1997. Mr. Waddell is the owner, President and Chief Executive Officer of Hester's Office Center, Inc., an office supply company, and has served in such capacity for more than the past five years. Mr. Waddell is a certified public accountant.

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

Due to inadvertence in connection with several transactions involving the Company's Common Stock, Dr. Vondrak, the Chairman of the Board and former Chief Executive Officer, and Mr. Sherrill, a director, did not timely file reports on Form 4 to reflect changes in their beneficial ownership during 1998. Upon discovery of such inadvertent omission, all such transactions have been reported to the SEC. Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all other filings required under Section 16(a) of the Exchange Act have been made.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

Each director who is not an employee of the Company receives a fee of $2,000 for attendance at each Board of Directors meeting and $1,000 for each committee meeting (unless held on the same day as a Board of Directors meeting). All directors are reimbursed for their out-of-pocket expenses and other expenses incurred in attending meetings of the Board or committees thereof and for other expenses incurred in their capacity as directors. In addition, under the Company's 1997 Stock Compensation Plan, each current nonemployee director has been granted nonqualified options to purchase 10,000 shares of Common Stock. In addition, each newly elected nonemployee director automatically will be granted nonqualified options to purchase 10,000 shares of Common Stock on the date that person first becomes a nonemployee director of the Company. Thereafter, each nonemployee director automatically will be granted nonqualified options to purchase 5,000 shares of Common Stock on the date of the Company's annual meeting of stockholders. Each option will have an exercise price per share equal to the fair market value of the Company's Common Stock on the date of grant. On completion of the Company's IPO in May 1997, Mr. Sherrill was granted an option to purchase 12,500 shares of Common Stock at an exercise price per share equal to the initial public offering price to the public. Each of Messrs. Crosby, Waddell, Brewton and Marxen received an option to purchase 10,000 shares of Common Stock on his appointment to the Board of Directors (July 1997 for Messrs. Crosby and Waddell and February 1998 for Messrs. Brewton and Marxen) at an exercise price per share equal to the fair market value of the Common Stock on the date of grant. All the options granted to the nonemployee directors have a term of ten years, and become exercisable as to one-quarter of the shares on the date of grant, and thereafter in cumulative annual installments of one-quarter beginning on the first anniversary of the date of grant.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth information regarding the compensation of the Company's chief executive officer and other executive officers who were serving as such at December 31, 1998 (together with the Chief Executive Officer, the "Named Executive Officers") for the years ended December 31, 1998, December 31, 1997 and the period from the Company's inception (July 15, 1996) through December 31, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                ANNUAL                              LONG-TERM
                                                                            COMPENSATION (1)                    COMPENSATION AWARDS
                                                            ---------------------------------------------     ----------------------
                                                                                                              Restricted    Shares
                                                                                             Other Annual       Stock     Underlying
Name and Principal Position                      Year       Salary(2)            Bonus       Compensation       Awards     Options
---------------------------                      ----       --------           --------      ------------     ----------  ----------
A. Stone Douglass
  Chief Executive Officer,
  President and Director                         1998       $ 60,154           $  --         $   25,000(3)        $--        450,000

W. Daniel Cook
  Senior Vice President of                       1998        120,000              --               --              --           --
  Practice Affiliations and                      1997        117,564              --               --              --         70,000
  Director                                       1996         10,000            48,000             --              (4)          --

Steven T.  Yavorsky (5)
  Vice President of Business                     1998        116,308              --               --              --
  Development                                    1997         10,000              --             41,917(3)         --         60,000

LeeAnn Peniche (6)
  Vice President of                              1998        133,154              --             58,906(3)         --           --
  Training and Marketing                         1997        109,541              --               --              --         60,000

John G. Vondrak, D.D.S.(7)
   Chairman of the Board,                        1998        180,000              --               --              --           --
   Former President and Chief                    1997        176,763              --              2,054(8)         --        135,000
   Executive Officer                             1996         75,000            52,000             --              --           --

Robert J. Syverson (7)                           1998         55,962              --            775,000(9)         --           --
   Former President and Chief                    1997        159,455              --               --              --        100,000
   Operating Officer                             1996         56,000            48,000             --              (4)          --

H. Steven Walton (7)                             1998         45,000              --          2,387,952(10)        --           --
   Former Vice President of                      1997        404,447(11)        37,000             --              --        161,850
   Business Development                          1996           --                --               --              --           --

-----------
(1) Excludes any perquisites and other benefits that do not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for any Named Executive Officer.

(2) Amounts shown for 1996 consist of fees earned as a consultant to the Company. Amounts shown for 1997 include fees earned as a consultant to the Company from January 1997 to April 1997 of $62,500, $62,500 and $40,000 for Dr. Vondrak, Mr. Syverson and Mr. Cook, respectively, and in December 1997 of $10,000 for Mr. Yavorsky.

(3)  Consists of moving expenses reimbursed by the Company in 1998.

(4) Does not include amounts for shares of restricted stock purchased by Messrs. Syverson and Cook in October 1996. For federal income tax purposes, the Company valued the shares purchased in October 1996 at their purchase price ($1,030 for Mr. Syverson and $1,202 for Mr. Cook). For financial statement purposes, the Company recorded special compensation expense for 1996 of $1,029,980 (Mr. Syverson) and $1,201,637 (Mr. Cook).

(5) Joined the Company in December 1997 and became an executive officer in May 1998.

(6)  Joined the Company in March 1997 and became an executive officer in June
     1997.

(7) No longer an executive officer of the Company. In May 1998, the Company undertook a management reorganization, as follows: Dr. Vondrak was given added responsibilities as President and the chief operating officer, replacing Robert J. Syverson; Mr. Yavorsky, formerly head of real estate operations, replaced H. Steven Walton as a vice president of business development; and Mr. Cook was elected to the new position of Senior Vice President of Practice Affiliations. In August 1998, Mr. Douglass replaced Dr. Vondrak as Chief Executive Officer and President and Mr. Bobbitt replaced Michael Harlan as Vice President and Chief Financial Officer.

(8) Consists of moving expenses reimbursed by the Company in 1997. Does not include amounts for shares of stock purchased by Dr. Vondrak in October 1996 in respect of which the Company recorded a special compensation expense of $9,052,346 in 1996.

(9) Consists of a severance cash benefit paid to Mr. Syverson in lieu of the benefits which were otherwise payable pursuant to his employment agreement with the Company, which was terminated.

(10) Consists of a severance cash benefit of $1,600,000 paid to Mr. Walton in lieu of the benefits which were otherwise payable pursuant to his employment agreement with the Company, which was terminated, $250,000 that was paid to reimburse certain tax liabilities and the forgiveness of a promissory note receivable in the amount of $537,952. The Company paid $1,316,667 of this amount in 1998 and the remainder is payable in 1999.

(11) Includes performance-based payment for the completion of new affiliations of orthodontists with the Company pursuant to Mr. Walton's employment agreement with the Company, which was terminated in 1998.

OPTION GRANTS

The following table sets forth certain information on grants of stock options during 1998 to the Named Executive Officers reflected in the Summary Compensation Table.

                          STOCK OPTIONS GRANTED IN 1998

                                                                                                 POTENTIAL REALIZABLE VALUE
                                                                                                 AT ASSUMED ANNUAL RATES OF
                                                                                                  STOCK PRICE APPRECIATION
                                                  INDIVIDUAL GRANTS                                  FOR OPTION TERM (1)
                      -------------------------------------------------------------------------- ----------------------------
                                             Percent of Total
                        Number of Shares     Options Granted       Exercise
                       underlying options    to Employees in      Price (per      Expiration
                        granted in 1998            1998           share) (2)         Date             5%            10%
                      --------------------- ------------------- --------------- ---------------- -------------- -------------
A. Stone Douglass        (3)  100,000              17.4%           $ 3.00          08/06/2008       $188,667      $478,122
                         (4)  150,000              26.1              3.00          08/06/2008        283,001       717,183
                         (5)  200,000              34.8              3.00          08/06/2008        377,334       956,244

------------
(1) The potential realizable value through the expiration date of the options has been determined on the basis of the per share market price at the time the options were granted, compounded annually over 10 years, net of the exercise price. These values have been determined based on assumed rates of appreciation and are not intended to forecast the possible future appreciation, if any, of the price or value of the Company's Common Stock.

(2) The exercise price of the options granted was equal to the fair market value of the Common Stock on the date of grant.

(3) These options were granted in August 1998 and become exercisable with respect to 33 1/3% of the subject shares one year after the date on which the closing price of the Company's Common Stock has equaled or exceeded $12.00 per share for 90 consecutive trading days (the "$12.00 Trigger Date"). The options are exercisable in additional 33 1/3% increments on each subsequent anniversary of the $12.00 Trigger Date. With respect to any shares that have not vested pursuant to the clause described in the preceding sentences, the option may be exercised as to 33 1/3% of the subject shares on each of the eighth and ninth anniversaries of the date of grant and, as to the remaining 33 1/3%, nine years and eleven months after the date of grant.

(4) These options were granted in August 1998 and become exercisable with respect to 33 1/3% of the subject shares on August 6, 1999. They become exercisable in additional 33 1/3% increments on August 6, 2000 and August 6, 2001.

(5) These options were granted in August 1998 and, as to 100,000 of the subject shares, become exercisable with respect to 33 1/3% of those shares one year after the date on which the closing price of the Company's Common Stock equals or exceeds $7.00 per share for 90 consecutive trading days (the "$7.00 Trigger Date"). The options are exercisable in additional 33 1/3 increments on each subsequent anniversary of the $7.00 Trigger Date. With respect to the remaining 100,000 subject shares, the options are exercisable with respect to 33 1/3% of those shares one year after the date on which the closing price of the Company's Common Stock equals or exceeds $10.00 per share for 90 consecutive trading days (the "$10.00 Trigger Date"). The options are exercisable in additional 33 1/3% increments on each subsequent anniversary of the $10.00 Trigger Date. With respect to any shares that have not vested pursuant to the clauses described in the preceding sentences, the options may be exercised as to 33 1/3% of the subject shares on each of the eighth and ninth anniversaries of the date of the grant and, as to the remaining 33 1/3%, nine years and eleven months after the date of grant.

OPTION EXERCISES AND 1998 YEAR-END OPTION VALUES

The following table sets forth certain information with respect to unexercised options to purchase Common Stock held by the Named Executive Officers at December 31, 1998. None of the Named Executive Officers exercised options in 1998.

                           YEAR-END 1998 OPTION VALUES

                                NUMBER OF SHARES UNDERLYING                  VALUE OF UNEXERCISED IN-THE-
                                UNEXERCISED OPTIONS HELD AT                       MONEY OPTIONS AT
                                     DECEMBER 31, 1998                          DECEMBER 31, 1998 (1)
                             --------------------------------------    -------------------------------------
                             EXERCISABLE          UNEXERCISABLE (2)    EXERCISABLE         UNEXERCISABLE (2)
                             -----------          -----------------    -----------         -----------------
A. Stone Douglass                --                   450,000             $ --                  $112,500
W. Daniel Cook                 35,000                  35,000               --                     --
Steven T. Yavorsky             20,000                  40,000               --                     --
LeeAnn Peniche                 30,000                  30,000               --                     --
John G. Vondrak                67,500                  67,500               --                     --
Robert J. Syverson             50,000                  50,000               --                     --
H. Steven Walton               42,500                  42,500               --                     --

---------
(1) Value of unexercised in-the-money options is calculated based upon the difference between the option price and the closing price of the Common Stock at year end, multiplied by the number of shares underlying the options. The closing price of the Common Stock as reported on the American Stock Exchange on December 31, 1998 was $3.25.

(2) All these options become immediately exercisable on a change in control of the Company.

EMPLOYMENT AGREEMENTS

The Company has employment agreements with Dr. Vondrak and Messrs. Douglass, Cook, Yavorsky and Ms. Peniche. Each of these agreements provides for an annual base salary in an amount not less than $180,000, $170,000, $120,000, $120,000 and $138,000 for Dr. Vondrak, Mr. Douglass, Mr. Cook, Mr. Yavorsky and Ms. Peniche, respectively, and entitles the employee to participate in all the Company's compensation plans (as defined in the agreements) in which other executive officers of the Company participate. Each of these agreements also has a continuous three-year term, subject to the right of the Company and the employee to terminate the employee's employment at any time. With regard to the employment agreement with Mr. Douglass, if his employment is terminated by the Company without cause (as defined in the agreement) or he elects to terminate upon a material breach by the Company pursuant to a change of control (as defined in the agreement), he will be entitled to: (a) all salary and bonus amounts accrued through the termination date, and (b) payment of 100% of the remaining period of time in the initial three-year term or the current renewal term, as the case may be, of his base salary as of the termination date. The employment agreement for Mr. Douglass contains a covenant limiting his right to compete against the Company for a period of two years following termination of employment for cause or for a period of six months following termination of employment without cause.

With regard to the employment agreement with Mr. Cook, if his employment is terminated by the Company without cause (as defined in the agreement) or by him with good reason (as defined in the agreement), he will be entitled, during each of the years in the three-year period beginning on the termination date, to (i) periodic payments equal to his average annual cash compensation (as defined in the agreement) from the Company, including bonuses, if any, during the two years (or the period of employment, if shorter) preceding the termination date, and
(ii) continued participation in all the Company's compensation plans (other than the granting of new awards under the 1997 Stock Compensation Plan or any other performance-based plan). Except in the case of a termination for cause, any stock options previously granted to the employee under the 1997 Stock Compensation Plan that have not been exercised and are outstanding as of the time immediately prior to the date of his termination will remain outstanding (and continue to become exercisable pursuant to their respective terms) until exercised or the expiration of their term, whichever is earlier. If a change of control (as defined in the agreement) of the Company occurs, the employee will be entitled to terminate his employment at any time during the 365-day period following that change of control and receive a lump-sum payment equal to three times his highest annual base salary under the agreement (plus such amounts as may be necessary to hold the employee harmless from the consequences of any resulting excise or other similar purpose tax relating to "parachute payments" under the Internal Revenue Code of 1986, as amended). The employment agreement for Mr. Cook contains a covenant limiting his right to compete against the Company for a period of one year following termination of employment.

With respect to the employment agreement with Mr. Yavorsky, if his employment is terminated by the Company without cause (as defined in the agreement), he will be entitled to six months base compensation and he shall be deemed fully vested as to the stock options for 60,000 shares of the Company's Common Stock that he was granted pursuant to the agreement. The stock options also vest upon a change in control (as defined in the agreement). Mr. Yavorsky's employment agreement contains a covenant limiting his right to compete against the Company for a period of one year following termination of employment.

With respect to the employment agreement with Ms. Peniche, if her employment is terminated by the Company without cause (as defined in the agreement), she will be entitled to $50,000 as well as employee benefits for a period of one year following termination. Ms. Peniche's employment agreement contains a covenant limiting her right to compete against the Company for a period of three years following termination of employment.

During 1998 Dr. Vondrak's employment agreement was amended to provide that, in the event his employment is terminated by the Company other than for cause (as defined in his employment agreement), the Company and Dr. Vondrak intend to enter into a consulting arrangement whereby Dr. Vondrak will provide requested business development services to the Company for a period of three years for which he will be paid an amount commensurate with the value of the services rendered. The aggregate amount of consulting fees payable is $865,000. The Company will use its best efforts to provide Dr. Vondrak with transaction opportunities during each quarter during the term of this consulting agreement that will generate a minimum consulting fee of $72,081 per quarter. If Dr. Vondrak's employment is terminated by him with good reason (as defined in the agreement), he will be entitled during each of the years in the three-year period beginning on the termination date, to continued participation in all the Company's compensation plans (other than the granting of new awards under the 1997 Stock Compensation Plan or any other performance-based plan) and any stock options previously granted to Dr. Vondrak under the 1997 Stock Compensation Plan that have not been exercised and are outstanding as of the time immediately prior to the date of his termination will remain outstanding (and continue to become exercisable pursuant to their respective terms) until exercised or the expiration of their term, whichever is earlier. Upon a change of control (as defined in his employment agreement), the Company or its successor will pay Dr. Vondrak an amount equal to the difference between $865,000 and all amounts previously paid pursuant to the consulting agreement, if such agreement is then effective. The employment agreement for Dr. Vondrak contains a covenant limiting his right to compete against the Company for a period of one year following termination of employment. The Company also agreed to loan Dr. Vondrak $500,000 pursuant to a promissory note and stock pledge agreement. See "-- Certain Relationships and Related Party Transactions."

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

REPORT OF COMMITTEE ON EXECUTIVE COMPENSATION

OVERVIEW

The Compensation Committee of the Board of Directors of the Company (the "Compensation Committee") is responsible for establishing a general compensation policy for officers and employees of the Company, preparing any reports that may be required relating to officer compensation and approving any increases in director's fees. The Compensation Committee consists of Messrs. Brewton, Crosby, Marxen, Waddell and Sherrill. The Compensation Committee approves, or in some cases recommends to the Board, remuneration arrangements and compensation plans involving the Company's directors, executive officers and certain other employees whose compensation exceeds specified levels. The Compensation Committee also acts on the granting of stock options to executive officers under the Company's Stock Plan. To assist the Compensation Committee in carrying out its responsibilities, the Company has retained an executive compensation consulting firm to review the compensation paid to the Chief Executive Officer and its other executive officers, and to provide a competitive assessment as to how the components of the Company's compensation program compare to those of companies that compete with the Company for executive employees.

The Company's executive compensation program has been designed to assist the Company in attracting, motivating and retaining the executive talent necessary for the Company to maximize its return to stockholders. To this end, this program provides competitive compensation levels and incentive pay levels that vary based on corporate and individual performance.

The Company's compensation program for executives consists of three key elements: a base salary; a performance-based annual bonus; and periodic grants of stock options.

The Compensation Committee believes that this three-part approach best serves the interests of the Company and its stockholders. It enables the Company to meet the requirements of the highly competitive environment in which the Company operates while ensuring that executive officers are compensated in a way that advances both the short-term and long-term interests of its stockholders. Under this approach, compensation for these officers involves a high proportion of pay that is dependent on maximizing long-term returns to stockholders.

BASE SALARY

Base Pay is designed to be competitive with salary levels for comparable executive positions at other companies and the Compensation Committee reviews such comparable salary information as one factor to be considered in determining the base pay for the Company's executive officers. Other factors the Compensation Committee considers in determining base pay for each of the executive officers are that officer's responsibilities, experience, leadership, potential future contribution and demonstrated individual performance. The Company has employment agreements with its Chief Executive Officer, its former Chief Executive Officer, Dr. Vondrak, the other three current executive officers named in the Summary Compensation Table and certain of its other officers. These agreements provide for minimum base annual salaries the Company may increase, but cannot decrease. Any increases in these base salaries, the base salaries of the Company's other executive officers and any changes in those salaries will be based on recommendations by the Company's Chief Executive Officer, taking into account such factors as competitive industry salaries, a subjective assessment of the nature of the position and the contribution and experience of the officer. Performance for base salary purposes will be assessed on a qualitative, rather than a quantitative, basis. No specific performance formula or weighting of factors will be used in determining base salary levels.

ANNUAL BONUS

For 1998, the Company determined that, for 1998, it was their preference to compensate the executive officers primarily in the form of long-term, equity-based compensation, and accordingly, made awards of stock options rather than cash bonuses. The Compensation Committee expects to base future annual bonuses on the Company's financial performance and the individual performance of the awardees, and intends to use qualitative, rather than quantitative, factors for this purpose.

STOCK PLAN

Prior to the IPO, the stockholders and the Board of Directors of the Company approved the Stock Plan. The objectives of the Stock Plan are to (i) attract and retain superior personnel for positions of substantial responsibility and (ii) provide employees, nonemployee directors, advisors and orthodontists with an additional incentive to contribute to the success of the Company.

In August 1998, the Company granted to Mr. Douglass options to purchase 450,000 shares of Common Stock at a per-share exercise price of $3.00.

Stock options align the interests of employees and stockholders by providing value to option holders through stock price appreciation only. The Compensation Committee expects that it will make future stock option or other long-term equity-based incentive awards periodically at its discretion based on recommendations of the Chief Executive Officer. Stock option grant sizes, in general, will be evaluated by regularly assessing competitive market practices, the overall performance of the Company the, size of previous grants and the number of options held. In addition, the Compensation Committee may consider factors including that executive's current ownership stake in the Company, the degree to which increasing that ownership stake would provide the executive with additional incentives for future performance, the likelihood that the grant of those options would encourage the executive to remain with the Company and the value of the executive's service to the Company. This posture with regard to stock options is intended to focus management's efforts on maximizing stockholder returns. The number of options granted to a particular participant will also be based on the Company's historical financial success, its future business plans and the individual's position and level of responsibility within the Company, but these factors will be assessed subjectively and not weighted.

1998 CHIEF EXECUTIVE OFFICER PAY

As described above, the Compensation Committee will consider several factors in developing an executive compensation package. For the Chief Executive Officer, these factors will include competitive market pay practices, performance level, experience, contributions toward achievement of strategic goals and the overall financial and operations success of the Company.

The Company entered into an Executive Employment Agreement (the "Agreement") with Mr. Douglass, the Company's Chief Executive Officer, on August 6, 1998. The initial term of the Agreement is for three years at an initial rate of $170,000 per year. Mr. Douglass is eligible to receive an annual discretionary cash bonus in an amount up to 50% of his base salary. In addition, Mr. Douglass was granted options to purchase 450,000 shares of Common Stock at an exercise price of $3.00 per share. The Compensation Committee believes the terms of the Agreement and this initial option award was appropriate.

From the date of the IPO until August 1998, the Compensation Committee took no action respecting Dr. Vondrak's compensation for 1998. The Company's compensation consultant advised the Compensation Committee that Dr. Vondrak's total compensation (base salary and bonus) paid for that portion of 1998 that he served the Company as

Chief Executive Officer was within an acceptable range of competitive market levels for compensation paid to the executive officers of comparable companies surveyed by the consultant.

Executive compensation is an evolving field. The Compensation Committee monitors trends in this area, as well as changes in law, regulation and accounting practices, that may affect either its compensation practices or its philosophy. Accordingly, the Committee reserves the right to alter its approach in response to changing conditions.

This report will not be deemed incorporated by reference by any general statement incorporating this Annual Report on Form 10K by reference into any filing under the Securities Act or under the Exchange Act and will not be deemed filed under either of such statutes except to the extent that the Company specifically incorporates this information by reference.

                           The Compensation Committee

                           Robert L. Brewton
                           Rod L. Crosby
                           Richard J. Marxen
                           Clyde C. Waddell
                           William W. Sherrill

PERFORMANCE GRAPH

  The following performance graph compares the cumulative total stockholder return on the Common Stock to the cumulative total return on the Standard & Poor's 500 Stock Index ("S&P 500") and a peer group, selected in good faith, comprised of Castle Dental Centers, Inc., Coast Dental Services, Inc., Gentle Dental Service Corp., Monarch Dental Corp., Omega Orthodontics, Inc., Orthalliance, Inc. and Orthodontic Centers of America, Inc. (the "Peer Group"), over the period from May 22, 1997, the date of the Company's IPO, to December 31, 1998. The graph assumes that $100 was invested on May 22, 1997 in the Common Stock at its IPO price of $7.00 per share and in each of the other two indices and the reinvestment of all dividends, if any.

[LINEAR GRAPH PLOTTED FROM DATA IN TABLE BELOW]

                           5/22/97        12/31/97      12/31/98
                           -------        --------      --------
       The Company          $100           $170           $ 43
       S&P 500              $100           $116           $149
       Peer Group           $100           $115(1)        $109
----------
(1)  The amount reflected for the Peer Group as of December 31, 1997 in the
     Schedule 14A information filed on June 24, 1998 was $107 rather than $115, as reflected above, due to the exclusion of Omega Orthodontics, Inc. in the prior year Peer Group calculation.

The graph is presented in accordance with SEC requirements. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future financial performance. The total return on investment for the period shown for the Company, the S&P 500 and the Peer Group is based on the stock price or composite index at May 22, 1997.

The performance graph appearing above will not be deemed incorporated by reference by any general statement incorporating this Annual Report on Form 10-K by reference into any filing under the Securities Act of 1933, as amended (the "Securities Act"), or under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and will not be deemed filed under either of those Acts except to the extent that the Company specifically incorporates this information by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the shares of Common Stock and the Class B Stock beneficially owned directly or indirectly as of April 23, 1999 (i) by each person who is known to the Company to own beneficially more than 5% of the Common Stock and the Class B Stock, (ii) each of the Company's directors and Named Executive Officers and (iii) all executive officers and directors as a group.

                                  NUMBER OF SHARES BENEFICIALLY OWNED (1)
                         -------------------------------------------------------
                                                                        COMBINED
                          COMMON     PERCENT OF  CLASS B     PERCENT OF   VOTING
                         STOCK (2)     CLASS     STOCK         CLASS      POWER
                         -------------------------------------------------------
A. Stone Douglass             --         *%          --          *%          *%
W. Daniel Cook            77,698          *     171,687         7.6         1.0
Steven T. Yavorsky        20,000          *          --           *           *
LeeAnn Peniche            81,308          *      80,120         3.5           *
John G. Vondrak, D.D.S.  511,231        4.3   1,293,377        57.2         7.2
Robert L. Brewton          6,250          *          --           *           *
Rod L. Crosby, Jr.        22,656          *      28,167         1.2           *
Richard J. Marxen          6,250          *          --           *           *
William W. Sherrill       70,625          *     112,400         5.0           *
Clyde C. Waddell, Jr.      6,250          *          --           *           *
Robert J. Syverson        75,000          *     130,809         5.8           *
H. Steven Walton         142,100        1.2          --           *         1.1
All executive
  officers and
  directors as a
  group (12 persons)   1,019,368        8.3   1,816,560        80.3        12.1
------------
 *   less than 1%.

(1) The address of each person listed is 2777 Allen Parkway, Suite 700, Houston, Texas 77019.

(2) Includes shares subject to outstanding options that are or will become exercisable within 60 days of April 23, 1999, as follows: Mr. Cook - 52,500 shares; Mr. Yavorsky - 20,000 shares; Ms. Peniche - 45,000 shares; Dr. Vondrak - 101,250 shares; Messrs. Brewton, Crosby, Marxen, and Waddell - 6,250 shares each; Mr. Sherrill - 10,625 shares; Mr. Syverson - 75,000 shares; and Mr. Walton - 63,750 shares. In addition, the shares shown for Mr. Sherrill include 60,000 shares subject to an outstanding exercisable warrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

INDEBTEDNESS OF MANAGEMENT

On September 8, 1998, the Company loaned $500,000 to Dr. John G. Vondrak, the Company's Chairman of the Board, pursuant to a promissory note that bears interest at 8.5% per annum and is payable in full on September 9, 2000 (the "Promissory Note"). The Promissory Note is secured by a security interest in 250,000 shares of Class A or B common stock of the Company pursuant to a stock pledge agreement. On September 10, 1998, the Company and Dr. Vondrak executed an amendment to Dr. Vondrak's employment agreement to recognize Dr. Vondrak's change in title and responsibilities with the Company as well as to modify certain of the terms of compensation in the event Dr. Vondrak's employment with the Company is terminated. The Company also advanced $134,000 to Dr. Vondrak for payment of legal fees during 1998. These advances bear interest at the prime rate minus 200 basis points.

AGREEMENT WITH INFOCURE

Mr. Douglass, the Company's Chief Executive Officer, President and a director, has a financial interest in and is the business partner of the chairman of the board of directors of one of the Company's primary practice management software vendors ("Infocure"). Prior to hiring Mr. Douglass, the Company had entered into a software development, license and support agreement (the "License Agreement") with Infocure. The License Agreement provided for, among other things, the scheduled payment by the Company of $2.5 million in license fees through January 2001. As of December 31, 1998, the Company owed $375,000 under the License Agreement plus a termination fee of

$175,000 had it chosen to terminate the License Agreement. As of March 1999, the Company owed $666,000 under the License Agreement plus a termination fee of $125,000 had it chosen to terminate the License Agreement. Mr. Douglass has negotiated an oral amendment to the License Agreement to limit the total license fees to $500,000 (of which $250,000 had been paid at December 31, 1998) in return for nine licenses (the "License Agreement Amendment"). As of April 14, 1999, the License Agreement Amendment had not been executed.

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

(s)(2)  FINANCIAL STATEMENT SCHEDULES

All schedules and other statements for which provision is made in the applicable regulations of the Commission have been omitted because they are not required under the relevant instructions or are inapplicable.

(A)(3)  EXHIBITS

     EXHIBIT                           DESCRIPTION
     -------    ----------------------------------------------------------------

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

    +*10.15 Employment Agreement between Apple Orthodontix, Inc. and A Stone Douglass, dated August 6, 1998 (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

    +*10.16   Employment Agreement between Apple Orthodontix, Inc. and James
              E. Bobbitt, dated August 11, 1998 (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

    +*10.17 Agreement Regarding Termination of Employment between Apple Orthodontix, Inc. and Michael W. Harlan, dated August 11, 1998 (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

    +*10.18 Agreement Regarding Termination of Employment and Severance Benefits between Apple Orthodontix, Inc. and H. Steven Walton, dated May 6, 1998 (incorporated herein by reference to Exhibit
              10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

    +*10.19   Consulting Agreement between Apple Orthodontix, Inc. and
              Michael W. Harlan, dated August 11, 1998 (incorporated herein by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

    +*10.20 Promissory Note between Apple Orthodontix, Inc. and John G. Vondrak, dated September 8, 1998 (incorporated herein by reference to Exhibit 10.6 of the Company's Quarterly Report on
              Form 10-Q for the quarter ended September 30, 1998).

    +*10.21   Stock Pledge Agreement between Apple Orthodontix, Inc. and John
              G. Vondrak, dated September 9, 1998 (incorporated herein by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

    +*10.22 Amendment to Employment Agreement of John G. Vondrak, dated September 10, 1998 (incorporated herein by reference to Exhibit
              10.9 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

    +*10.23 Amendment to Employment Agreement of A. Stone Douglass, dated November 23, 1998. (incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)

    +*10.24 Amendment to Employment Agreement of James E. Bobbitt, dated November 23, 1998. (incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)

    *10.25 First Amendment to Credit Agreement with Chase Bank of Texas, N.A., dated May 21, 1998. (incorporated by reference to Exhibit
              10.25 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)

    +10.26 Agreement Regarding Termination of Employment and Severance Benefits between Apple Orthodontix, Inc. and Robert J. Syverson, dated May 20, 1998.

     10.27 Second Amendment and Waiver to Credit Agreement with Chase Bank of Texas, N.A., dated April 14, 1999.

     *21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 1997).

     23.1     Consent of Arthur Andersen LLP.

     27.1     Financial Data Schedule.
-------------
*  Incorporated herein by reference as indicated.

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

                                  APPLE ORTHODONTIX, INC.

                                  By: /s/ JAMES E. BOBBITT
                                      James E. Bobbitt
                                      Vice President and Chief Financial Officer

Date:  April 29, 1999