Form 10-Q
period 1999-03-31
APPLE ORTHODONTIX INC
filed 1999-05-17
CIK 1031176

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended MARCH 31, 1999 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

     The number of shares of Class A Common Stock and Class B Common Stock of the Registrant, par value $.001 per share, outstanding at May 14, 1999 was 11,272,434 and 2,258,018, respectively.

                             FORM 10-Q REPORT INDEX

10-Q PART AND ITEM NO.



                                                                            PAGE
PART I - FINANCIAL INFORMATION

     Item 1 -- Financial Statements..........................................  3

     Item 2 --  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................... 10

PART II - OTHER INFORMATION

     Item 1 -- Legal Proceedings............................................. 14

     Item 6 -- Exhibits and Reports on Form 8-K.............................. 15


Signature.................................................................... 17

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                      MARCH 31,      DECEMBER 31,
                                                                        1999            1998
                                                                     ------------    ------------
                             ASSETS                                  (UNAUDITED)
Current assets:
   Cash and cash equivalents .....................................   $        394    $        755
   Restricted cash ...............................................           --             2,140
   Receivable from orthodontic practices, net ....................          7,167           5,521
   Prepaid expenses and other current assets .....................            887             919
                                                                     ------------    ------------
      Total current assets .......................................          8,448           9,335
                                                                     ------------    ------------
Property and equipment, net ......................................          7,089           6,649
Intangible assets, net ...........................................         48,316          49,347
Receivable from orthodontic practices, net of current portion ....          3,962           3,890
Notes receivable .................................................          1,451           1,451
Receivable from third parties ....................................            636             634
Other assets .....................................................            135             156
                                                                     ============    ============
      Total assets ...............................................   $     70,037    $     71,462
                                                                     ============    ============
                    LIABILITIES AND
                  STOCKHOLDERS' EQUITY
Current liabilities:
   Consideration payable to orthodontic practices ................   $       --      $      2,098
   Accounts payable and accrued expenses .........................          2,907           4,065
   Payable to orthodontic practices ..............................          1,335             454
   Current maturities of long-term debt ..........................             87             105
                                                                     ------------    ------------
      Total current liabilities ..................................          4,329           6,722
                                                                     ------------    ------------
Long-term debt, net of current maturities ........................         24,139          23,654
Deferred income taxes ............................................         11,385          11,394
Other long-term obligations ......................................              1               4
                                                                     ------------    ------------
      Total liabilities ..........................................         39,854          41,774
                                                                     ------------    ------------
Stockholders' equity
   Class A common stock , $0.001 par value, 25,000 shares
      authorized, 11,714 and 11,699 shares
      issued and outstanding, respectively .......................             12              12
   Class B common stock, $0.001 par value, 4,107 shares
      authorized, 2,312 and 2,325 shares issued and
      outstanding, respectively ..................................              2               2
   Additional paid-in capital ....................................         64,315          64,310
   Warrants ......................................................          1,086           1,086
   Retained deficit ..............................................        (33,421)        (33,922)
   Treasury stock, at cost .......................................           (121)           --
   Foreign currency translation adjustment .......................         (1,690)         (1,800)
                                                                     ------------    ------------
      Total stockholders' equity .................................         30,183          29,688
                                                                     ============    ============
      Total liabilities and stockholders' equity .................   $     70,037    $     71,462
                                                                     ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (IN THOUSANDS AND UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ---------------------
                                                            1999         1998
                                                          --------     --------
Management service fee revenues ......................    $ 12,183     $ 11,218
Costs and expenses:
   Salaries and benefits .............................       5,035        3,930
   Orthodontic supplies ..............................       1,596        1,443
   Rent ..............................................       1,359        1,047
   Advertising and marketing .........................         267          437
   General and administrative ........................       2,100        1,890
   Depreciation and amortization .....................         770          446
                                                          --------     --------
      Total costs and expenses .......................      11,127        9,193
                                                          --------     --------
      Operating income ...............................       1,056        2,025

Interest expense .....................................         372           17
Interest income ......................................        (141)         (88)
Other  expense (income), net .........................          21          (10)
                                                          --------     --------
      Income before income tax provision .............         804        2,106

Income tax provision .................................         303          800
                                                          --------     --------
      Net income .....................................    $    501     $  1,306
                                                          ========     ========
Earnings per common and common equivalent share
       Basic (in whole dollars) ......................    $   0.04     $   0.10
                                                          ========     ========
       Diluted (in whole dollars) ....................    $   0.04     $   0.10
                                                          ========     ========
Number of shares used in calculating earnings per
  common and common equivalent share
       Basic .........................................      14,026       13,375
                                                          ========     ========
       Diluted .......................................      14,080       13,667
                                                          ========     ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ............................................ $    501    $  1,306
    Adjustments to reconcile net income to net cash used
      in operating activities:
      Depreciation and amortization ......................      770         446
      Deferred income tax expense ........................       (9)         62
      Provision for doubtful accounts ....................      315          42
   Changes in assets and liabilities, excluding effects of
     acquisitions:
      Receivable from orthodontic practices ..............   (1,368)     (3,193)
      Prepaid expenses and other current assets ..........       43       1,075
      Payables and other accrued liabilities .............     (157)       (822)
                                                           --------    --------
                  Net cash used in operating activities ..       95      (1,084)
                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ..................................     (546)     (1,638)
   Payments for new affiliated practices .................      (29)     (2,660)
   Advances related to affiliates ........................     (336)        (17)
   Repayment of advances related to affiliates ...........      108          74
                                                           --------    --------
                  Net cash used in investing activities ..     (803)     (4,241)
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings ...........................      500       5,000
      Repayments of borrowings ...........................      (32)       (920)
      Purchase of treasury stock .........................     (121)       --
      Costs related to issuance of common stock ..........     --          (531)
                                                           --------    --------
            Net cash provided by financing activities ....      347       3,549
                                                           --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS ................     (361)     (1,776)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........      755       2,114
                                                           ========    ========
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............... $    394    $    338
                                                           ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for income taxes during the period ....... $      3    $    738
                                                           ========    ========
      Cash paid for interest during the period, net of
         capitalized interest ............................ $    565    $   --
                                                           ========    ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             APPLE ORTHODONTIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. ORGANIZATION AND BASIS OF PRESENTATION

Apple Orthodontix, Inc. ("Apple" or the "Company") provides practice management services to orthodontic practices in the United States and Canada. As of March 31, 1999, the Company managed 64 affiliated orthodontic practices (the "Affiliated Practices") in 19 states and 3 Canadian provinces.

The accompanying unaudited condensed consolidated financial statements as of March 31, 1999 and for the three months ended March 31, 1998 include the accounts of the Company and its wholly owned subsidiaries. The Company's subsidiaries acquire operating assets and assume certain liabilities of the affiliated orthodontic practices and provide management services to the Affiliated Practices under the Company's long-term management services agreements. In 1997, the Emerging Issues Task Force released issued No. 97-2 "Applications of FASB Statement No. 94, Consolidation of all Majority-Owned Subsidiaries, and APB Opinion No. 16, Business Combinations, to Physician Practice Management Entities and Certain Other Entities With Contractual Management Arrangements" (Issue No. 97-2). Issue 97-2 allows consolidation by the physician practice management company (the "PPM") with the affiliated physician practice when the PPM has controlling financial interest through a contractual management arrangement. The Company's management services agreements do not meet the criteria of Issue 97-2 and the Company has not consolidated the affiliated orthodontic practices.

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading. The financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim periods ended March 31, 1999 and 1998.

Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements of Apple and related notes thereto, and management's discussion and analysis related thereto, all of which are included in the Company's annual report on Form 10-K for the year ended December 31, 1998, as amended, as filed with the SEC (the "1998 Form 10-K"). The financial information as of December 31, 1998, is derived from the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1998.

2. SIGNIFICANT ACCOUNTING POLICIES

GENERAL

There have been no significant additions to, or changes in, accounting policies of the Company since December 31, 1998. For a description of the Company's accounting policies, see Note 2 of Notes to Consolidated Financial Statements in the 1998 Form 10-K.

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

NEW ACCOUNTING STANDARDS

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. The effective date of SOP 98-1 is for fiscal years beginning after December 15, 1998. The Company's adoption SOP 98-1 did not have a material effect on the Company's financial position or results of operations.

                             APPLE ORTHODONTIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2. SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

In April 1998, the AICPA issued SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires entities to charge to expense start-up costs, including organizational costs, as incurred. The effective date of SOP 98-5 is for fiscal years beginning after December 15, 1998. The Company's adoption of SOP 98-5 did not have a material effect on the Company's financial position or results of operations.

FOREIGN CURRENCY TRANSLATION

The Canadian dollar has been determined to be the functional currency for the Company's operations in Canada. Translation gains and losses from operations in Canada are reported in equity and as a component of comprehensive income.

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

3. NEW ORTHODONTIST AFFILIATIONS APPLE ORTHODONTIX, INC.

During the three months ending March 31, 1999 the Company completed no new Orthodontist Affiliations and had one orthodontist join an existing Affiliated Practice.


4. LONG-TERM DEBT

A summary of long-term debt is as follows (in thousands):


                                                       MARCH 31,   DECEMBER 31,
                                                         1999         1998
                                                       --------    ------------
Unsecured revolving credit facility ................   $ 24,000    $     23,500
Notes payable, maturing in varying amounts
   through October 2002, with interest
   ranging from 7.5% to 9.3% .......................        105             121
Capitalized lease obligations, due in monthly
   installments through April 2001 with
   interest ranging from 9.5% to 24.7% .............        121             138
                                                       --------    ------------
                                                         24,226          23,759
   Less: current maturities ........................        (87)           (105)
                                                       --------    ------------
Long-term debt, net of current maturities ..........   $ 24,139    $     23,654
                                                       ========    ============

As a result of the special charge recorded in the fourth quarter of 1998, the Company was no longer in compliance with certain of the covenants of its $25 million unsecured bank credit facility with Chase Bank of Texas, N.A. (the "Chase Credit Facility"). On April 14, 1999, the Company amended the Chase Credit Facility with respect to certain of the covenants and security interest in the assets. The Chase Credit Facility, as amended, matures in May 2001 and provides for a security interest in substantially all the Company's assets. Availability under this facility is limited by the level of the Company's cash flow and liquidity. At the Company's option, interest is payable at either a prime rate or LIBOR in each case plus a margin which is calculated based upon the Company's ratio of indebtedness to cash flow. The Company is required to maintain certain financial covenants regarding net worth, coverage ratios and additional indebtedness. As of March 31, 1999, the Company was in compliance with all covenants of the Chase Credit Facility, as amended, and had $24 million outstanding under this facility.

The notes payable relate to debts of the Affiliated Practices that were assumed by the Company.

                             APPLE ORTHODONTIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5. COMBINED PATIENT DATA

Combined operating data for the Affiliated Practices for the period from January 1, 1999 through March 31, 1999 is as follows (in thousands):

                                                          PATIENT       CASH
                                                          REVENUES   COLLECTIONS
                                                          --------   -----------
Practices participating under the
  Standard Contract ...................................   $  9,225   $     8,780
Practices participating under the
  Alternative Contract ................................      3,906         3,882
Practices participating under Flat
  Fee contract ........................................      3,860         3,710
                                                          ========   ===========
                                                          $ 16,991   $    16,372
                                                          ========   ===========

Combined patient receivables, net of the Affiliated Practices as of March 31, 1999 is as follows:

Patient receivables ...........................................         $ 2,599
Unbilled patient receivables ..................................           9,985
Patient prepayments ...........................................          (5,288)
                                                                        -------
      Patient receivables, net of prepayments .................         $ 7,296
                                                                        =======

6. COMPREHENSIVE INCOME

Comprehensive income, as defined by Statement of Financial Accounting Standards No. 130 - Reporting Comprehensive Income, is net income plus direct adjustments to stockholders' equity. The cumulative foreign currency translation adjustment related to the Company's Affiliated Practices in Canada is the only such direct adjustment applicable to the Company. The amount of comprehensive income for the Company is as follows (in thousands):

                                                             THREE MONTHS
                                                             ENDED MARCH 31,
                                                         -----------------------
                                                          1999             1998
                                                         ------           ------
Net income reported ..........................           $  501           $1,306
Translation adjustment .......................              110               50
                                                         ======           ======
Comprehensive income .........................           $  611           $1,356
                                                         ======           ======


7. RECENT EVENTS

Since December 31, 1998, four Affiliated Practices have alleged breaches of their service agreements by the Company and sought to have the service agreements terminated (the "Threatened Practices"). The Company vigorously denies any breach of the service agreements with the Threatened Practices and intends to strenuously seek enforcement of those service agreements. The management service fee revenues related to the Threatened Practices were $778,727 and $3.5 million for the three months ending March 31, 1999 and the twelve months ending December 31, 1998, respectively. In addition, the Company is in the process of negotiating the termination of three additional service agreements with Affiliated Practices with management service fee revenues aggregating to approximately $320,790 and $1.0 million for the three months ending March 31, 1999 and the twelve months ending December 31, 1998, respectively.

On April 23, 1999, the Company executed an assignment agreement with one of the Threatened Practices discussed above (the "Assignment Agreement"). The Assignment Agreement provides for the Company to issue 181,818 shares of Common Stock in return for the assignment of the ownership of the practice to the Company. The Company intends to seek a new orthodontist to whom it will sell this ownership interest. The management service fee revenues associated with this practice were $582,668 and $2.4 million for the three months ending March 31, 1999 and the twelve months ending December 31, 1998, respectively.

                             APPLE ORTHODONTIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7. RECENT EVENTS, CONTINUED

On April 27, 1999, the Company announced that it had signed a non-binding letter of intent with an investor group in connection with the consideration of a potential investment in the Company (subject to completion of due diligence satisfactory to the investor group). The investment would be in the form of a private placement of $20 million of convertible preferred shares, convertible on a one-for-one basis into shares of the Company's Class A Common Stock. The convertible preferred shares would be issued at a price of $3.00 per share and would represent, on an as-converted basis, approximately a 32% ownership interest in the Company at that price. The Company anticipates that the net proceeds would be used to repay a substantial portion of the Amended Chase Facility. The proposed investment by the investor group remains subject to further negotiation of applicable terms and conditions (including price), the negotiation of definitive documents and the receipt of any necessary approvals and third-party consents.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS CONTAINS CERTAIN STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. SUCH STATEMENTS ARE ONLY PREDICTIONS AND THE ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, RISKS ASSOCIATED WITH AFFILIATIONS, FLUCTUATIONS IN OPERATING RESULTS BECAUSE OF AFFILIATIONS AND VARIATIONS IN STOCK PRICE, CHANGES IN GOVERNMENT REGULATIONS, COMPETITION, RISKS OF OPERATIONS AND GROWTH OF EXISTING AND NEW AFFILIATED ORTHODONTIC PRACTICES, AND RISKS DETAILED IN THE COMPANY'S SEC FILINGS. THE HISTORICAL RESULTS SET FORTH IN THIS DISCUSSION AND ANALYSIS ARE NOT INDICATIVE OF TRENDS WITH RESPECT TO ANY ACTUAL OR PROJECTED FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-Q AND THE ANNUAL CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998, AS AMENDED.

OVERVIEW

The Company conducted no significant operations before its IPO in May 1997 when the Company acquired the tangible and intangible assets and liabilities of, and entered into Service Agreements with, the 31 Founding Affiliated Practices. Since that time, the Company has affiliated with 35 additional practices with 59 orthodontists operating in 64 offices. The Company expects that its future growth will come from: (i) implementing a comprehensive practice operating approach designed to drive internal growth of the Affiliated Practices, (ii) entering into Service Agreements with new Affiliated Practices and (iii) developing new orthodontic centers, including satellite offices (branch locations of existing Affiliated Practices) with existing and future Affiliated Practices. As of May 17, 1999 the Company had Service Agreements with 64 practices representing 87 orthodontists in 120 offices.

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

In accordance with SAB No. 48, the acquisition of the assets and assumption of certain liabilities for all of the Founding Affiliated Practices has been accounted for by the Company at the transferors' historical cost basis, with the shares of common stock issued in the Initial Affiliations being valued at the historical cost of the nonmonetary assets acquired net of liabilities assumed. The cash consideration paid at closing on May 29, 1997 is reflected as a dividend by Apple to the owners of the Founding Affiliated Practices in the quarter ended June 30, 1997. SAB No. 48 is not applicable to affiliations effected by the Company after the IPO. The subsequent affiliations resulted in substantial intangible assets being recorded and will continue to result in substantial annual non-cash amortization charges for intangible assets in the Company's statements of operations. In this connection, the Company changed, effective April 1, 1998, its estimate of the remaining useful life of its intangible assets in light of recent trends in the practice management industry. From that date, has used a maximum 25-year useful life for amortizing intangible assets attributable to Affiliations. Prior to that date, these costs were being amortized over a period of 30 to 40 years to match the term of the related Service Agreement.

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)

MANAGEMENT SERVICE FEE REVENUES

The Company generated management service fee revenues of $12.2 million for the three-month period ended March 31, 1999, as compared with $11.2 million for the three-month period ended March 31, 1998. The increase of approximately $1.0 million was due primarily to higher cash collections by the Affiliated Practices.

COSTS AND EXPENSES

The Company incurred costs and expenses of $11.1 million (91% of management service fee revenues) for the three-month period ended March 31, 1999, as compared with $9.2 million (82% of management service fee revenues) for the three-month period ended March 31, 1998.

The increase in cost and expenses was primarily due to increases in salaries and benefits, depreciation and amortization, and rent. The $1.1 million increase in salaries and benefits expense was related primarily to: (i) suspension of the business development program, and (ii) a higher number of employees related to 6 new Orthodontist Affiliations. In the fourth quarter of 1998, the Company terminated its business development program. In prior periods, business development costs directly related to an affiliation were recorded on the balance sheet and amortized as acquisition costs. The $324,000 increase in depreciation and amortization expense was the result of (i) the change of the Company's estimate of the remaining useful life of its intangible assets from 40 years to 25 years, and (ii) the additional Orthodontist Affiliations in the second quarter of 1998. The $312,000 increase in rent expense was primarily the result of a greater number of Affiliated Practices.

OPERATING INCOME

The Company generated operating income of $1.1 million for the three-month period ended March 31, 1999, as compared with $2.0 million for the three-month period ended March 31, 1998. These operating income amounts comprised 8.7% and 18% of management service fee revenues, respectively, for such periods.

INTEREST EXPENSE, NET

Interest expense is summarized as follows (in thousands):

                                                             THREE MONTHS
                                                             ENDED MARCH 31,
                                                           --------------------
                                                            1999         1998
                                                           -------      -------
Gross interest .......................................     $   380      $    47
Less:  capitalized interest ..........................          (8)         (30)
                                                           =======      =======
   Interest expense ..................................     $   372      $    17
                                                           =======      =======


Gross interest increased $333,000 for the three-month period ended March 31, 1999 as compared to the three-month period ended March 31, 1998. The increase in gross interest was due to higher average debt levels.

INTEREST INCOME

Interest income was $141,000 for the three-month period ended March 31, 1999 as compared to $88,000 for the three-month period ended March 31, 1998, an increase of 60%. These increases reflected additions to notes receivable from certain of the Affiliated Practices to fund new office construction and working capital needs.

INCOME TAX PROVISION

The Company's operations in the first quarter of 1999 resulted in an income tax provision of $303,000 and $800,000 for the three-month periods ended March 31, 1999 and 1998, respectively. The Company's effective tax rate for the three-month period ended March 31, 1999 was 37.7% compared to 38.0% for the corresponding period in fiscal 1998.

NET INCOME

As a result of the foregoing factors, net income decreased $805,000 (62%) for the three-month period ended March 31, 1999, as compared to the three-month period ended March 31, 1998. Net income as a percentage of management service fee revenues decreased from 12% to 4% for such periods.

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

LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

As a result of the special charge recorded in the fourth quarter of 1998, the Company was no longer in compliance with certain of the covenants of the $25 million Chase Credit Facility. On April 14, 1999, the Company amended the Chase Credit Facility with respect to certain of the covenants and security interest in the assets. The Chase Credit Facility, as amended, matures in May 2001 and provides for a security interest in substantially all the Company's assets. Availability under this facility is limited by the level of the Company's cash flow and liquidity. At the Company's option, interest is payable at either a prime rate or LIBOR in each case plus a margin which is calculated based upon the Company's ratio of indebtedness to cash flow. The Company is required to maintain certain financial covenants regarding net worth, coverage ratios and additional indebtedness. As of March 31, 1999, the Company was in compliance with all covenants of the Chase Credit Facility, as amended, and had $24 million outstanding under this facility.

On April 27, 1999, the Company announced that it had signed a non-binding letter of intent with an investor group in connection with the consideration of a potential investment in the Company (subject to completion of due diligence satisfactory to the investor group). The investment would be in the form of a private placement of $20 million of convertible preferred shares, convertible on a one-for-one basis into shares of the Company's Class A Common Stock. The convertible preferred shares would be issued at a price of $3.00 per share and would represent, on an as-converted basis, approximately a 32% ownership interest in the Company at that price. The Company anticipates that the net proceeds would be used to repay a substantial portion of the Chase Facility. The proposed investment by the investor group remains subject to further negotiation of applicable terms and conditions (including price), the negotiation of definitive documents and the receipt of any necessary approvals and third-party consents.

In order to increase its liquidity, the Company has developed the following strategies: (i) suspension of its new practice affiliation program, (ii) substantial curtailment of its new office development program, (iii) implementation of tighter credit policies with its Affiliated Practices, (iv) consideration of terminating the service agreements of selected under-performing Affiliated Practices, (v) reducing costs in the Company's corporate office, (vi) raising additional capital and (vii) the consideration of strategic alternatives which could include, but are not limited to, a sale of the Company or a business combination with another physician practice management company or financial sponsor.

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

Total long-term debt increased from $23.7 million at December 31, 1998, to $24.1 million at March 31, 1999. The increase is attributable to borrowings for the purchase of property and equipment and general working capital needs. The Company's weighted average cost of indebtedness was 7.02% for the first quarter of 1999.

WORKING CAPITAL MANAGEMENT

The Company's strategy in managing working capital is to maintain sufficient availability under the Chase Facility to finance short-term capital needs in excess of internally generated funds and minimize excess cash on its balance sheet.

The restricted cash balance of $2.1 million at December 31, 1998, consisted primarily of borrowings under the Chase Facility which were placed into escrow pending the resolution of certain post-closing contingencies related to a new affiliate orthodontist transaction closed during the third quarter of 1997. In January 1999 there was a favorable resolution of these post-closing contingencies that resulted in payment of the $2.1 million to the sellers.

The Company's total receivable from orthodontic practices (current and non-current) increased $1.7 million from December 31, 1998 to March 31, 1999. This increase resulted from a number of factors, including (i)service fee receivables related to unbilled patient receivables, (ii) the portion of service fee receivables from the Company's Affiliated Practices in Canada which are payable in future periods, (iii) notes receivable related to the Affiliated Practices' share of the cost of new office development projects, (iv) notes receivable from the Affiliated Practices for general working capital purposes, and (v) uncollected service fees. Based on the nature of the various types of receivables, the various types of collateral held by the Company and the Company's strategic operating programs to grow the patient revenue of the Affiliated Practices, the Company believes that its net receivables from orthodontic practices are collectible.

CAPITAL EXPENDITURES

The Company made capital expenditures for the Affiliated Practices during the three months ended March 31, 1999, of approximately $546,000 to fund, among other things, the development of satellite offices. The Service Agreements provide for advances by the Company to the Affiliated Practices for working capital requirements (including any deficits in cash flows of Affiliated Practices resulting from, among other things, development of satellite offices) and other purposes. Such loans bear interest at prime plus one percent and are repayable over varying periods of time not to exceed five years. Total notes receivable from Affiliated Practices were $4.2 million at March 31, 1999. It is anticipated that capital expenditures will be funded from the Company's cash flow from operations and borrowings under the Chase Facility.

The Company's expansion strategy requires substantial capital resources. Capital is needed for future affiliations and the effective integration, operation and expansion of the existing and future Affiliated Practices. In addition, the Affiliated Practices may, from time to time, require capital for renovation and expansion and for the addition of equipment and technology. The extent to which the Company is able or willing to use shares of Common Stock to enter into future affiliations or provide future financing will depend on the market value of the Common Stock from time to time and, in the case of affiliations, the willingness of owners of potential Affiliated Practices to accept Common Stock as full or partial payment of consideration for affiliations. The Company will require additional capital from outside financing sources in order to continue its expansion program. There can be no assurance that the Company will be able to obtain additional funds when needed on satisfactory terms or at all. The availability of capital from outside financing sources will depend upon prevailing market conditions, interest rates and the then existing financial condition of the Company. Any limitation on the Company's ability to obtain additional financing could have a material adverse effect on the Company's business, financial condition and results of operations.

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


                                     PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings other than those previously reported.

The Company is not currently a party to any material claims, suits or complaints relating to services and products provided by the Company or the existing Affiliated Practices, except for those previously reported, although there can be no assurance that such claims will not be asserted against the Company in the future. The Company is subject to certain pending claims as a result of successor liability in connection with its affiliations with existing Affiliated Practices; however, the Company believes that the ultimate resolution of those claims will not have a material adverse effect on the financial position or operating results of the Company.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None, except for such mentioned above in note 4 of the financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits.

EXHIBIT                               DESCRIPTION
-------  -----------------------------------------------------------------------

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

*10.2 Apple Orthodontix, Inc. 1997 Stock Compensation Plan (Incorporated herein by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-38817)).

*10.3 Form of Option Agreement for the Apple Orthodontix, Inc. 1997 Stock Compensation Plan (Incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 (Registration No. 333-38817)).

*10.4 Employment Agreement between Apple Orthodontix, Inc. and John G. Vondrak, D.D.S. (Incorporated herein by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).

*10.5 Employment Agreement between Apple Orthodontix, Inc. and Robert J. Syverson (Incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).

*10.6 Employment Agreement between Apple Orthodontix, Inc. and Michael W. Harlan (Incorporated herein by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).

*10.7 Employment Agreement between Apple Orthodontix, Inc. and W. Daniel Cook (Incorporated herein by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).

*10.8 Employment Agreement of H. Steven Walton (Incorporated herein by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).

*10.9 Amendment to Employment Agreement of H. Steven Walton (Incorporated herein by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 (Registration No. 333-38817)).

*10.10 Second Amendment to Employment Agreement of H. Steven Walton (Incorporated herein by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated February 24, 1998).

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

*10.14 First Amendment to Employment Agreement of Robert J. Syverson (Incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated February 24, 1998).

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

*10.23 Amendment to Employment Agreement of A. Stone Douglass, dated November 23, 1998 (incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

*10.24 Amendment to Employment Agreement of James E. Bobbitt, dated November 23, 1998 (incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

*10.25 First Amendment to Credit Agreement with Chase Bank of Texas, N.A., dated May 21, 1998 (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the year ended December 31,
         1998).

*10.26 Agreement Regarding Termination of Employment and Severance Benefits between Apple Orthodontix, Inc. and Robert J. Syverson, dated May 20, 1998. (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 1998).

*10.27 Second Amendment and Waiver to Credit Agreement with Chase Bank of Texas, N.A., dated April 14, 1999. (incorporated by reference to
         Exhibit 10.27 of the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 1998).

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

                                        APPLE ORTHODONTIX, INC.




Dated:  May 17, 1999                    /S/ JAMES E. BOBBITT
                                        By: James E. Bobbitt

                                        Vice President - Chief Financial Officer