Form 10-Q
period 1999-06-30
APPLE ORTHODONTIX INC
filed 1999-08-23
CIK 1031176

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (MARK ONE)

       [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended JUNE 30,1999 or

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

     The number of shares of Class A Common Stock and Class B Common Stock of the Registrant, par value $.001 per share, outstanding at August 20, 1999 was 11,805,543 and 2,094,008 respectively.

                              FORM 10-Q REPORT INDEX

10-Q PART AND ITEM NO.

                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION

     Item 1 - Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets - June 30, 1999
           (unaudited) and December 31,1998.................................3

         Condensed Consolidated Statements of Operations (unaudited) -
           Three months and Six months ended June 30, 1999 and 1998.........4

         Condensed Consolidated Statements of Cash Flow (unaudited) -
           Six months ended June 30, 1999 and 1998..........................5

         Notes to Condensed Consolidated Financial Statements
           (unaudited)......................................................6

     Item 2 -- Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................12

PART II - OTHER INFORMATION

     Item 1 -- Legal Proceedings...........................................17

     Item 6 -- Exhibits and Reports on Form 8-K............................18


     Signature.............................................................20

                                      PART I
ITEM 1. FINANCIAL STATEMENTS

                     APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS)

                                                                                    JUNE 30,    DECEMBER 31,
                                                                                      1999          1998
                                                                                    --------     --------

                                   ASSETS                                          (UNAUDITED)
Current assets:
      Cash .....................................................................    $     48     $    755
      Restricted cash ..........................................................        --          2,140
      Receivable from orthodontic practices, net ...............................       8,350        5,521
      Prepaid expenses and other current assets ................................         621          919
                                                                                    --------     --------
           Total current assets ................................................       9,019        9,335
                                                                                    --------     --------
Property and equipment, net ....................................................       8,047        6,649
Intangible assets, net .........................................................      47,971       49,347
Receivable from orthodontic practices, net of current portion ..................       2,864        3,890
Notes receivable ...............................................................         914        1,451
Receivable from third parties ..................................................         668          634
Other assets ...................................................................         343          156
                                                                                    --------     --------
           Total assets ........................................................    $ 69,826     $ 71,462
                                                                                    ========     ========
                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses ....................................    $  3,375     $  4,065
      Consideration payable to orthodontic practices ...........................        --          2,098
      Payable to orthodontic practices .........................................         626          454
      Current maturities of long-term debt .....................................          74          105
                                                                                    --------     --------
           Total current liabilities ...........................................       4,075        6,722
                                                                                    --------     --------
Long-term debt, net of current maturities ......................................      24,250       23,654
Deferred income taxes and other long term obligations ..........................      10,584       11,398
                                                                                    --------     --------
           Total liabilities ...................................................      38,925       41,774
                                                                                    --------     --------
Stockholders' equity
      Class A common stock , $0.001 par value, 25,000 shares authorized,
        11,806 and 11,699 shares issued and outstanding, respectively...........          12           12
      Class B common stock, $0.001 par value, 4,107 shares authorized,
        2,094 and 2,325 shares issued and outstanding, respectively ............           2            2
      Additional paid-in capital ...............................................      64,487       64,310
      Warrants .................................................................       1,086        1,086
      Retained deficit .........................................................     (33,285)     (33,922)
      Treasury stock, at cost ..................................................        (298)        --
      Foreign currency translation adjustment ..................................      (1,087)      (1,800)
                                                                                    --------     --------
           Total stockholders' equity ..........................................      30,917       29,688
                                                                                    --------     --------
           Total liabilities and stockholders' equity ..........................    $ 69,826     $ 71,462
                                                                                    ========     ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS AND UNAUDITED)

                                                                THREE MONTHS               SIX MONTHS
                                                               ENDED JUNE 30,             ENDED JUNE 30,
                                                            ---------------------     ---------------------
                                                              1999         1998         1999         1998
                                                            --------     --------     --------     --------
Management service fee revenues ........................    $ 12,576     $ 11,818     $ 24,760     $ 23,036
Costs and expenses:
      Salaries and benefits ............................       5,083        4,349       10,118        8,278
      Orthodontic supplies .............................       1,656        1,759        3,252        3,202
      Rent .............................................       1,436        1,212        2,795        2,259
      Advertising and marketing ........................         517          418          784          856
      General and administrative .......................       2,369        1,682        4,472        3,572
      Depreciation and amortization ....................         857          761        1,626        1,207
      Special charge ...................................        --          3,745         --          3,745
                                                            --------     --------     --------     --------
           Total costs and expenses ....................      11,918       13,926       23,047       23,119
                                                            --------     --------     --------     --------
           Operating income (loss) .....................         658       (2,108)       1,713          (83)

Interest expense, net of capitalized interest ..........         521           93          894          110
Interest income ........................................        (114)         (99)        (256)        (187)
Other (income) expense .................................          18          (28)          40          (37)
                                                            --------     --------     --------     --------
           Income (loss)  before income taxes ..........         233       (2,074)       1,035           31
Income tax provision (benefit) .........................          95         (788)         398           12
                                                            --------     --------     --------     --------
           Net income (loss) ...........................    $    138     $ (1,286)    $    637     $     19
                                                            ========     ========     ========     ========
Earnings (loss) per common and common equivalent share:
      Basic ............................................    $   0.01     $  (0.09)    $   0.05     $   0.00
                                                            ========     ========     ========     ========
      Diluted ..........................................    $   0.01     $  (0.09)    $   0.05     $   0.00
                                                            ========     ========     ========     ========
Number of shares used in calculating earnings (loss) per
      Basic ............................................      13,965       13,783       13,995       13,598
                                                            ========     ========     ========     ========
      Diluted ..........................................      13,965       13,783       14,000       13,802
                                                            ========     ========     ========     ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS AND UNAUDITED)

                                                                                                 SIX MONTHS
                                                                                                ENDED JUNE 30,
                                                                                            -----------------------
                                                                                              1999           1998
                                                                                            --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income .....................................................................      $    637       $     19
      Adjustments to reconcile net income to net cash used in operating activities:
           Depreciation and amortization .............................................         1,626          1,207
           Deferred income tax benefit ...............................................          (274)          (310)
           Provision for doubtful accounts ...........................................           631             87
      Changes in assets and liabilities, excluding effects of acquisitions:
           Receivable from orthodontic practices .....................................        (1,932)        (4,756)
           Prepaid expenses and other current assets .................................           316         (1,017)
           Accounts payables and other accrued expenses ..............................          (476)         2,791
                                                                                            --------       --------
                    Net cash provided (used) in operating activities..................           528         (1,979)
                                                                                            --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures ...........................................................        (2,031)        (3,663)
      Payments for new affiliated practices ..........................................          --           (9,333)
      Net proceeds from disposition of affiliated practices...........................            69           --
      Advances to related party ......................................................           (34)          --
      Repayment of advances to third party ...........................................           175           --
      Advances to affiliates .........................................................          (797)          (904)
      Repayment of advances by affiliates ............................................           818            162
                                                                                            --------       --------
                    Net cash used in investing activities ............................        (1,800)       (13,738)
                                                                                            --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings .......................................................           625         15,000
      Repayments of borrowings .......................................................           (60)          (952)
      Proceeds from issuance of common stock .........................................          --               79
                                                                                            --------       --------
                    Net cash provided by financing activities ........................           565         14,127
                                                                                            --------       --------
NET DECREASE IN CASH .................................................................          (707)        (1,590)

CASH AT BEGINNING OF PERIOD ..........................................................           755          2,114
                                                                                            --------       --------
CASH AT END OF PERIOD ................................................................      $     48       $    524
                                                                                            ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
           Cash paid for income taxes during the period ..............................      $     87       $    767
                                                                                            ========       ========
           Cash paid for interest during the period, net of capitalized interest .....      $    936       $   --
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

                             APPLE ORTHODONTIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1. ORGANIZATION AND BASIS OF PRESENTATION

Apple Orthodontix, Inc. ("Apple" or the "Company") provides practice management services to orthodontic practices in the United States and Canada. As of June 30, 1999, the Company managed 60 affiliated orthodontic practices (the "Affiliated Practices") in 19 states and 3 Canadian provinces.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company's subsidiaries acquire operating assets and assume certain liabilities of the affiliated orthodontic practices and provide management services to the Affiliated Practices under the Company's long-term management services agreements. In 1997, the Emerging Issues Task Force released issue No. 97-2 "Applications of FASB Statement No. 94, Consolidation of all Majority-Owned Subsidiaries, and APB Opinion No. 16, Business Combinations, to Physician Practice Management Entities and Certain Other Entities With Contractual Management Arrangements" (Issue No. 97-2). Issue 97-2 allows consolidation by the physician practice management company (the "PPM") with the affiliated physician practice when the PPM has controlling financial interest through a contractual management arrangement. The Company's management services agreements do not meet the criteria of Issue 97-2 and the Company has not consolidated the affiliated orthodontic practices.

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading. The financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim periods ended June 30, 1999 and 1998.

Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements of Apple and related notes thereto, and management's discussion and analysis related thereto, all of which are included in the Company's annual report on Form 10-K for the year ended December 31, 1998, as amended, as filed with the SEC (the "1998 Form 10-K"). The financial information as of December 31, 1998, is derived from the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1998.


2. SIGNIFICANT ACCOUNTING POLICIES

GENERAL

There have been no significant additions to, or changes in, accounting policies of the Company since December 31, 1998. For a description of the Company's accounting policies, see Note 2 of Notes to Consolidated Financial Statements in the 1998 Form 10-K.

INTANGIBLE ASSETS, NET

Intangible assets consist primarily of service fee intangibles. Prior to April 1, 1998, these intangibles were amortized over the life of the related service agreement (ranging from 20 to 40 years) with the respective Affiliated Practice. In response to recent trends in the practice management industry, the Company changed its estimate of the remaining useful life of its intangible assets to a maximum of 25 years effective April 1, 1998 on a prospective basis. If it is determined that the estimated remaining service period requires further revision, such revisions would similarly be made on a prospective basis.

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

fiscal years beginning after December 15, 1998. During the six months ended June 30, 1999 the Company capitalized $100,000 related to software developed for internal use. The Company estimates that this software has a useful life of three years.

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


3. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data; unaudited):

                                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                       JUNE 30,                    JUNE 30,
                                                               ----------------------       ----------------------
                                                                 1999          1998           1999          1998
                                                               --------      --------       --------      --------
NET INCOME (LOSS)
      Net income (loss) .................................      $    138      $ (1,286)      $    637      $     19

BASIC
      Basic weighted average shares .....................        13,965        13,783         13,995        13,598
                                                               ========      ========       ========      ========
DILUTED
      Basic weighted average shares .....................        13,965        13,783         13,995        13,598
      Effect of shares issuable under the Company's
        stock option plan................................          --            --                5           204
                                                               --------      --------       --------      --------
             Diluted weighted average shares ............        13,965        13,783         14,000        13,802
                                                               ========      ========       ========      ========
NET INCOME (LOSS) PER SHARE
      Basic .............................................      $   0.01      $  (0.09)      $   0.05      $   0.00
                                                               ========      ========       ========      ========
      Diluted ...........................................      $   0.01      $  (0.09)      $   0.05      $   0.00
                                                               ========      ========       ========      ========

                             APPLE ORTHODONTIX, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4. ORTHODONTIST AFFILIATIONS

During the six months ending June 30, 1999 the Company completed no new orthodontist affiliations, terminated three service agreements and had seven orthodontists join existing Affiliated Practices. During the six months ending June 30, 1998, the Company entered into new affiliations with 15 practices, representing 21 orthodontists. As a result, the Company was affiliated with 60 practices representing 84 orthodontists as of June 30, 1999, and 66 practices representing 90 orthodontists as of June 30, 1998.


5. ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of the Company's allowance for doubtful accounts is as follows (in thousands):

                                                         Provision
                                            Beginning       for                          Ending
                                             Balance      Bad Debt      Write-Offs       Balance
                                            ----------   ----------     ----------     ----------
Year ended December 31, 1997                  $ --          $   69        $ --           $   69
Year ended December 31, 1998                  $   69        $5,716        $ --           $5,785
Six months ended June 30, 1999                $5,785        $  631        $ (348)        $6,068


6. LONG-TERM DEBT

A summary of long-term debt is as follows (in thousands):

                                                     JUNE 30,       DECEMBER
                                                       1999           1998
                                                     --------       --------
Secured revolving credit facility .............      $ 24,125       $ 23,500
Notes  payable,  maturing  in  varying  amounts
  through October 2002, with interest ranging
  from 7.5% to 9.3% ...........................            94            121

Capitalized lease  obligations,  due in monthly
  installments through April 2001 with interest
  ranging from 9.5% to 24.7% ..................           105            138
                                                     --------       --------
                                                       24,324         23,759
  Less:  current maturities ...................           (74)          (105)
                                                     --------       --------
Long-term debt, net of current maturities .....      $ 24,250       $ 23,654
                                                     ========       ========

As a result of the special charge recorded in the fourth quarter of 1998, the Company was no longer in compliance with certain of the covenants of its $25 million unsecured bank credit facility with Chase Bank of Texas, N.A. (the "Chase Credit Facility"). On April 14, 1999, the Company amended the Chase Credit Facility with respect to certain of the covenants. The Chase Credit Facility, as amended, matures in May 2001 and provides the lenders a security interest in substantially all the Company's assets. Availability under this facility is limited by the level of the Company's cash flow and liquidity. At the Company's option, interest is payable at either a prime rate or LIBOR, in each case plus a margin, which is calculated based upon the Company's ratio of indebtedness to cash flow. The Chase Credit Facility limits acquisitions, prohibits the payment of cash dividends and requires the Company to comply with certain financial covenants regarding net worth, coverage ratios and additional indebtedness. As of June 30, 1999, the Company was in compliance with all covenants of the Chase Credit Facility, as amended, and had $875,000 available under this facility.

The notes payable relate to debts of the Affiliated Practices that were assumed by the Company.

                             APPLE ORTHODONTIX, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


7. COMBINED PATIENT DATA

Combined operating data for the Affiliated Practices for the period from January
  1, 1999 through June 30, 1999 is as follows (in thousands):

                                                   PATIENT        CASH
                                                   REVENUES    COLLECTIONS
                                                    -------      -------
        Practices participating under the ....      $18,616      $17,720
        Practices participating under the ....        7,324        7,168
        Practices participating under
          Fee Contracts.......................        7,908        7,635
                                                    -------      -------
                                                    $33,848      $32,523
                                                    =======      =======

Combined patient receivables, net of the Affiliated Practices as of June 30, 1999 is as follows:

        Patient receivables .................................    $ 1,932
        Unbilled patient receivables ........................      9,790
        Patient prepayments .................................     (4,499)
              Patient receivables, net of prepayments........    $ 7,223


8. OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

The Company has only one line of business, which provides practice management services to orthodontic practices. The Company has operations in two geographic areas. The following is a breakdown of revenues and long-lived assets by geographic area (in thousands):

                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  JUNE 30,                 JUNE 30,
                                           --------------------      --------------------
                                             1999         1998         1999         1998
                                           -------      -------      -------      -------
UNITED STATES
      Management service fee revenues      $ 8,818      $ 7,422      $16,968      $14,487
      Long-lived assets .............       33,527       39,343       34,643       44,898

CANADA
      Management service fee revenues      $ 3,758      $ 4,396      $ 7,792      $ 8,549
      Long-lived assets .............       21,878       18,716       21,375       22,210

TOTAL
      Management service fee revenues      $12,576      $11,818      $24,760      $23,036
      Long-lived assets .............       55,405       58,059       56,018       67,108


9. COMPREHENSIVE INCOME (LOSS)

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

                                            SIX MONTHS
                                           ENDED JUNE 30,
                                         ------------------
                                          1999        1998
                                         ------      ------
        Net income reported .......      $  637      $   19
        Translation adjustment ....         713        (598)
                                         ------      ------
        Comprehensive income (loss)      $1,350      $ (579)
                                         ======      ======

10.        COMMITMENTS AND CONTINGENCIES

On February 11, 1999, the Company filed a complaint in the United States District Court for the Southern District of Texas against David V. Young, D.D.S., M.D.S., and David V. Young, D.D.S., M.D.S., L.C. (collectively, the "Young Parties") alleging, among other things, breach by the Young Parties of the Services Agreement dated December 1, 1997 among the Young Parties and the Company (the "Young Services Agreement"), tortious interference by the Young Parties of the relationships of the Company with its employees resident in the State of Utah and fraud by the Young Parties in connection with the repayment by the Company of certain debts of Dr. Young. In August 1999, the parties entered into a settlement agreement pursuant to which, among other things, (i) the complaint was dismissed with prejudice and all claims of the parties were released, (ii) the Company conveyed to the Young Parties all of the assets it owned associated with the orthodontic practice supervised by Dr. Young in exchange for consideration equal to the fair market value of those assets and
(iii) the Young Services Agreement was terminated.

On April 7, 1999, J. Darwin King, D.D.S., M.D.S. ("King") filed a motion for judgment (the "Motion") in the Circuit Court of the County of Henrico, Virginia against the Company. On July 26, 1999, the parties settled this case pursuant to which, among other things, (i) the Motion was dismissed and all claims of the parties were released, (ii) the Company conveyed to Dr. King all of the assets it owned associated with the orthodontic practice supervised by him in exchange for consideration equal to the fair market value of those assets and (iii) the services agreement to which Dr. King and Apple were parties was terminated.

On May 18, 1999, Stewart L. Jeffries, D.M.D., William A. Spencer, D.M.D., the respective professional services corporations wholly owned by each of them and a professional limited liability company jointly owned by them (the "Kentucky Parties") filed a complaint for damages and declaratory relief (the "Complaint") in the Circuit Court of the County of Jefferson, Kentucky against the Company and John G. Vondrak alleging, among other things, breaches of the services agreements entered into by the Kentucky Parties and the Company. The Complaint seeks unquantified damages and a declaratory judgment that the services agreements to which the Kentucky Parties are a party have been terminated. The Company intends to vigorously defend the claims made by the Kentucky Parties, which the Company believes are without merit, and to relocate the venue of the litigation to Texas (as is called for in the services agreements). The lawsuit is still pending, and the Company cannot predict whether it will succeed, or if not successful, what effect this may have on the Company.

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

11. RECENT EVENTS

Since December 31, 1998, eight Affiliated Practices have alleged breaches of their service agreements by the Company and sought to have the service agreements terminated (the "Threatened Practices"). As of August 23, 1999 the Company has terminated four of these service agreements, entered into one assignment agreement and continues to negotiate with the remaining Threatened Practices. The Company vigorously denies any breach of the service agreements with the Threatened Practices and intends to seek enforcement of these agreements. The management service fee revenues related to the Threatened Practices were $1.0 million and $1.7 million for the six months ending June 30, 1999 and the twelve months ending December 31, 1998, respectively. The management service fee revenues related to the practices terminated through August 23, 1999 were $454,000 and $1.9 million for the six months ending June 30, 1999 and the twelve months ending December 31, 1998, respectively. In addition, the Company is in the process of negotiating the termination of three additional service agreements with Affiliated Practices with management service fee revenues of approximately $638,000 and $670,000 for the six months ending June 30, 1999 and the twelve months ending December 31, 1998, respectively.

                             APPLE ORTHODONTIX, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

11. RECENT EVENTS, CONTINUED

The assignment agreement discussed above provides for the Company to issue 181,818 shares of Common Stock to one of the Threatened Practices in return for an assignable right of ownership in the practice. The Company intends to identify a new orthodontist to whom it will sell this ownership interest. The management service fee revenues associated with this practice were $1.2 million and $2.4 million for the six months ending June 30, 1999 and the twelve months ending December 31, 1998, respectively.

On April 27,1999, the Company signed a non-binding letter of intent with an investor group (the "Investor Group") in connection with the consideration of a potential investment (the "Proposed Transaction") in the Company. The period of exclusivity related to this letter of intent has expired, however, the Company continues to negotiate the Proposed Transaction with the Investor Group. The investment is expected to be in the form of a private placement of $20 million of convertible preferred shares, convertible on a one-for-one basis into shares of the Company's Class A Common Stock. The Company anticipates the net proceeds would be used to repay a substantial portion of the Chase Credit Facility. The Proposed Transaction remains subject to further negotiation of applicable terms and conditions including price, the negotiation of definitive documents, the satisfactory completion of due diligence, the receipt of any necessary regulatory approvals and third-party consents, and other customary closing conditions.

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

OVERVIEW

Apple provides practice management services (which exclude the management and delivery of orthodontic services) to orthodontic practices in the United States and Canada. As of June 30, 1999, the Company had service agreements with 60 practices representing 84 orthodontists in 114 offices as compared to 66 practices representing 90 orthodontists in 121 offices as of June 30, 1998.

Since the fourth quarter of 1998, the Company has attempted to raise additional capital to fund its expansion strategy. This effort has been unsuccessful to date. Consequently, the Company has suspended its strategy of expansion through acquisitions in order to devote its limited resources to the integration of existing Affiliated Practices. Another element of the Company's expansion strategy has been the development of new offices within selected markets served by the existing Affiliated Practices. The Company believes that the new offices will increase the geographic area served by the existing Affiliated Practices, thereby increasing the potential market and leveraging the advertising budget. The Company is currently limited in the development of new offices due to funding constraints. The Company plans to reinitiate all elements of its expansion strategy dependent upon the recovery of the market value of the Company's Common Stock and the Company's ability to obtain outside financing (as discussed in FINANCING ACTIVITIES below.) The Company is continuing its strategy to implement a comprehensive practice operating approach designed to drive internal growth of the Affiliated Practices.

Through its service agreements, the Company provides a full complement of practice management services to Affiliated Practices in return for management service fees. The management service fees earned by the Company are in accordance with three general types of Service agreements -- the standard form of service agreement (the "Standard Contract"), the alternative form of service agreement (the "Alternative Contract") and a service agreement based upon a flat fee (the "Flat Fee Contract"). The Standard Contract calls for a calculation of the monthly service fee based on the total patient revenues earned by the Affiliated Practices, which is defined by the agreement to represent 24% of the total contract value in the initial month of a patient's treatment with the remainder of the contract balance earned evenly over the balance of the contract term. From total patient revenues, the practices retain a percentage of the Affiliated Practices' cash collections.

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

The Company conducted no significant operations before its Initial Public Offering (the "IPO") in May 1997 when the Company acquired the tangible and intangible assets and liabilities of, and entered into service agreements with, 31 Founding

Affiliated Practices. The acquisition of the assets and assumption of certain liabilities for all of the Founding Affiliated Practices was accounted for by the Company at the transferors' historical cost basis, with the shares of Common Stock issued in those affiliations being valued at the historical cost of the nonmonetary assets acquired net of liabilities assumed in accordance with Staff Accounting Bulletin ("SAB") No. 48. SAB 48 is not applicable to affiliations affected by the Company after the IPO. The subsequent affiliations resulted in substantial intangible assets being recorded. Amortization of these intangible assets was being recognized over a period of 20 to 40 years to match the term of the related Service Agreement. Effective April 1, 1998, the Company changed its estimate of the remaining useful life of its intangible assets to a maximum of 25 years in light of trends in the practice management industry.


RESULTS  OF  OPERATIONS  FOR THE  INTERIM  PERIODS  ENDED  JUNE 30,  1999 AND
  1998(UNAUDITED)


MANAGEMENT SERVICE FEE REVENUES

The Company generated management service fee revenues of $12.6 million and $24.8 million for the three and six-month periods ended June 30, 1999, as compared with $11.8 million and $23 million for the three and six-month periods ended June 30, 1998. The increases of approximately $800,000 and $1.8 million were due to higher cash collections and a greater number of orthodontists at the Affiliated Practices.


COSTS AND EXPENSES

The Company incurred costs and expenses of $11.9 million and $23.0 million (94.8% and 93.1%, respectively, of management service fee revenues) for the three-month and six-month periods ended June 30, 1999, as compared with $13.9 million and $23.1 million (117.8% and 100.4%, respectively, of management service fee revenues) for the three-month and six-month periods ended June 30, 1998. Costs and expenses for the 1998 periods also included a $3.7 million special charge which reflected severance costs associated with a series of management changes, costs of terminated transaction negotiations and certain other items. Exclusive of the $3.7 million charge, costs and expenses were $10.2 million and $19.4 million (86.1% and 84.1% of management service fee revenues) for the three- and six-month periods ended June 30, 1998, respectively.

The increase in costs and expenses, excluding the $3.7 million charge, for the six months ended June 30, 1999, as compared to the six month period ended June 30, 1998 was primarily due to increases in salaries and benefits, general and administrative, depreciation and amortization, and rent. The $1.8 million increase in salaries and benefits expense was related primarily to: (i) suspension of the business development program, and (ii) a higher number of employees related to fifteen new orthodontist affiliations. In prior periods, business development costs directly related to an affiliation were recorded on the balance sheet and amortized as acquisition costs. The $900,000 increase in general and administrative expense was the result of (i) an increase in professional fees related to regulatory issues in Canada (as discussed in Note 12 of the 1998 Form 10-K) and the costs of additional audit, legal and consulting fees related to the Company's pursuit of certain strategic alternatives, and (ii) an increase in training expense, administrative services and office supplies related to a greater number of Affiliated Practices. The $419,000 increase in depreciation and amortization expense was the result of (i) the change of the Company's estimate of the remaining useful life of its intangible assets from 40 years to 25 years, and (ii) the additional orthodontist affiliations in the second quarter of 1998. The $536,000 increase in rent expense was primarily the result of a greater number of Affiliated Practices.


OPERATING INCOME (LOSS)

The Company generated operating income of $658,000 and $1.7 million (5.2% and 6.9% of management service fee revenues) for the three and six-month periods ended June 30, 1999, as compared with operating losses of $2.1 million and $83,000 for the three and six-month periods ended June 30, 1998. Exclusive of the $3.7 million special charge discussed in COSTS AND EXPENSES above, the Company generated operating income of $1.6 million and $3.7 million (13.8% and 15.9% of management service fee revenues) for the three and six-month periods ended June 30, 1998.

INTEREST EXPENSE, NET

Interest expense is summarized as follows (in thousands):

                                      THREE MONTHS            SIX MONTHS
                                     ENDED JUNE 30,          ENDED JUNE 30,
                                   -----------------       -----------------
                                   1999        1998        1999        1998
                                   -----       -----       -----       -----
    Gross interest ..........      $ 535       $ 163       $ 915       $ 215
    Less:capitalized interest        (14)        (70)        (21)       (105)
                                   -----       -----       -----       -----
    Interest expense ........      $ 521       $  93       $ 894       $ 110
                                   =====       =====       =====       =====

Gross interest increased $372,000 and $700,000 for the three and six-month periods ended June 30, 1999 as compared to the three and six-month period ended June 30, 1998. The increase in gross interest was due to higher average debt levels.


INTEREST INCOME

Interest income was $114,000 and $256,000 for the three and six-month period ended June 30, 1999 as compared to $99,000 and $187,000 for the three and six-month period ended June 30, 1998, an increase of 15.2% and 36.9%, respectively, for such periods. These increases reflect additions to notes receivable from certain of the Affiliated Practices to fund new office construction and working capital needs.


INCOME TAX PROVISION  (BENEFIT)

The Company's year to date operations in 1999 resulted in an income tax provision (benefit) of $95,000 and $398,000 for the three-month and six-month periods ended June 30, 1999, as compared to ($788,000) and $12,000 for the three months and six months periods ended June 30, 1998. The Company's effective tax rate for the six-month period ended June 30, 1999 was 38.5% compared to 37.9% for the corresponding period in fiscal 1998.


NET INCOME (LOSS)

As a result of the foregoing factors, net income increased $1.4 million and $618,000 for the three and six-month periods ended June 30, 1999, as compared to the three and six-month periods ended June 30, 1998. Net income as a percentage of management service fee revenues was 1.1% and 2.6% for the three and six-month period ended June 30, 1999. Exclusive of the $3.7 million special charge discussed in COSTS AND EXPENSES above, the Company generated net income of $1.0 million and $2.3 million (8.8% and 10% of management service fee revenues) for the three and six-month periods ended June 30, 1998.


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


The Company believes that its upgrade of the Affiliated Practice Systems will adequately address the Year 2000 Issue and that this upgrade process will be completed (with respect to the Year 2000 Issue) during the fourth quarter of 1999. During the execution of this process, the Company will continue to incur internal staff costs as well as consulting and other expenses related to the upgrade. The expenses of this upgrade are not expected to have a material adverse effect on the Company's financial position or results of operations.


LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

The Company has funded its operations to date primarily through cash flow from operations, the Chase Credit Facility and proceeds from the sale of its common stock. As a result of the special charge recorded in the fourth quarter of 1998, the

Company was no longer in compliance with certain of the covenants of the $25 million Chase Credit Facility. On April 14, 1999, the Company amended the Chase Credit Facility with respect to certain of the covenants. The Chase Credit Facility, as amended, matures in May 2001 and provides the lenders a security interest in substantially all the Company's assets. Availability under this facility is limited by the level of the Company's cash flow and liquidity. At the Company's option, interest is payable at either a prime rate or LIBOR in each case plus a margin which is calculated based upon the Company's ratio of indebtedness to cash flow. The Company is required to maintain certain financial covenants regarding net worth, coverage ratios and additional indebtedness. As of June 30, 1999, the Company was in compliance with all covenants of the Chase Credit Facility, as amended, and had $24 million outstanding and $875,000 available under this facility.

On April 27,1999, the Company signed a non-binding letter of intent with the Investor Group in connection with the consideration of a potential investment in the Company. The period of exclusivity related to this letter of intent has expired, however, the Company continues to negotiate the Proposed Transaction with the Investor Group. The Company anticipates that the net proceeds of the potential investment would be used to repay a substantial portion of the Chase Credit Facility. The Proposed Transaction remains subject to further negotiation of applicable terms and conditions including price, the negotiation of definitive documents, the satisfactory completion of due diligence, the receipt of any necessary regulatory approvals and third-party consents, and other customary closing conditions.

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

Total long-term debt increased from $23.7 million at December 31, 1998, to $24.3 million at June 30, 1999. The increase is attributable to borrowings for the purchase of property and equipment and general working capital needs. The Company's weighted average cost of indebtedness was 7.41% for the six-months ended June 30, 1999.


WORKING CAPITAL MANAGEMENT

The Company's strategy in managing working capital is to maintain sufficient availability under the Chase Facility to finance short-term capital needs in excess of internally generated funds and minimize excess cash on its balance sheet.

The restricted cash balance of $2.1 million at December 31, 1998, consisted primarily of borrowings under the Chase Facility which were placed into escrow pending the resolution of certain post-closing contingencies related to a new affiliate orthodontist transaction closed during the third quarter of 1997. In January 1999 these post-closing contingencies resulted in payment of the $2.1 million to the sellers.

The Company's total receivable from orthodontic practices (current and non-current) increased $2.1 million from December 31, 1998 to June 30, 1999. This increase resulted from a number of factors, including (i) service fee receivables related to unbilled patient receivables, (ii) the portion of service fee receivables from the Company's Affiliated Practices in Canada which are payable in future periods, (iii) notes receivable related to the Affiliated Practices' share of the cost of new office development projects, (iv) notes receivable from the Affiliated Practices for general working capital purposes, and (v) uncollected service fees. Based on the nature of the various types of receivables, the various types of collateral held by the Company and the Company's strategic operating programs to grow the patient revenue of the Affiliated Practices, the Company believes that its net receivables from orthodontic practices are collectible.


CAPITAL EXPENDITURES

The Company made capital expenditures for the Affiliated Practices during the six months ended June 30, 1999, of approximately $2.0 million to fund, among other things, the development of satellite offices. The Service Agreements provide for advances by the Company to the Affiliated Practices for working capital requirements (including any deficits in cash flows of Affiliated Practices resulting from, among other things, development of satellite offices) and other purposes. Such loans bear interest at prime plus one percent and are repayable over varying periods of time not to exceed five years. Total notes receivable from Affiliated Practices were $3.5 million at June 30, 1999.

The Company's expansion strategy requires substantial capital resources. Capital is needed for future affiliations and the effective integration, operation and expansion of the existing and future Affiliated Practices. In addition, the Affiliated Practices may, from time to time, require capital for renovation and expansion and for the addition of equipment and technology. The extent to which the Company is able or willing to use shares of Common Stock to enter into future affiliations, or provide future financing, will depend on the market value of the Common Stock and, in the case of affiliations, the willingness of owners of potential Affiliated Practices to accept Common Stock as full or partial payment of consideration for affiliations. If the Company's strategies to increase liquidity (see FINANCING ACTIVITIES above) are not successful, outside capital would be required to fund all or a portion of these activities. There can be no assurance that the Company will be able to obtain additional funds when needed on satisfactory terms or at all. The availability of capital from outside financing sources will depend upon prevailing market conditions, interest rates and the then existing financial condition of the Company. Any limitation on the Company's ability to obtain additional financing could have a material adverse effect on the Company's business, financial condition and results of operations.


AFFORDABLE PAYMENT PLANS

A part of the Company's business strategy is to encourage Affiliated Practices to offer more affordable payment plans to patients. The Company does not expect the affordable payment plans, or any potential increase in bad debt expense resulting from these plans, to have any significant negative impact on the working capital or liquidity of the Affiliated Practices. Existing Affiliated Practices using such payment plans have experienced an initial decrease in working capital; however, the Company believes that the decrease in working capital generally will be offset by an increase in the number of patients receiving orthodontic treatment because of the combined effect of advertising, offering more affordable payment plans and the use of the Company's practice-building program. The Company believes the Affiliated Practices have the financial wherewithal to sustain any negative impact that may result from these payment plans. Therefore, Apple does not anticipate that the offering of affordable payment plans by the Affiliated Practices will impair the Company's ability to collect management service revenues from the Affiliated Practices. However, the Company's ability to encourage the Affiliated Practices to adopt, or maintain, an affordable payment plan may be limited due to funding constraints. To date, the Company has funded its operations primarily through cash flow from operations, the Chase Credit Facility and proceeds from the sale of its common stock. If the Company's strategies to increase liquidity (see FINANCING ACTIVITIES above) are not successful, outside capital would be required to fund all or a portion of the Company's activities. There can be no assurance that the Company will be able to obtain additional funds when needed on satisfactory terms or at all.



                                     PART II

ITEM 1. LEGAL PROCEEDINGS

On February 11, 1999, the Company filed a complaint in the United States District Court for the Southern District of Texas against David V. Young, D.D.S., M.D.S., and David V. Young, D.D.S., M.D.S., L.C. (collectively, the "Young Parties") alleging, among other things, breach by the Young Parties of the Services Agreement dated December 1, 1997 among the Young Parties and the Company (the "Young Services Agreement"), tortious interference by the Young Parties of the relationships of the Company with its employees resident in the State of Utah and fraud by the Young Parties in connection with the repayment by the Company of certain debts of Dr. Young. In August 1999, the parties entered into a settlement agreement pursuant to which, among other things, (i) the complaint was dismissed with prejudice and all claims of the parties were released, (ii) the Company conveyed to the Young Parties all of the assets it owned associated with the orthodontic practice supervised by Dr. Young in exchange for consideration equal to the fair market value of those assets and (iii) the Young Services Agreement was terminated.

On April 7, 1999, J. Darwin King, D.D.S., M.D.S. ("King") filed a motion for judgment (the "Motion") in the Circuit Court of the County of Henrico, Virginia against the Company. On July 26, 1999, the parties settled this case pursuant to which, among other things, (i) the Motion was dismissed and all claims of the parties were released, (ii) the Company conveyed to Dr. King all of the assets it owned associated with the orthodontic practice supervised by him in exchange for consideration equal to the fair market value of those assets and (iii) the services agreement to which Dr. King and Apple were parties was terminated.

On May 18, 1999, Stewart L. Jeffries, D.M.D., William A. Spencer, D.M.D., the respective professional services corporations wholly owned by each of them and a professional limited liability company jointly owned by them (the "Kentucky Parties") filed a complaint for damages and declaratory relief (the "Complaint") in the Circuit Court of the County of Jefferson, Kentucky against the Company and John G. Vondrak alleging, among other things, breaches of the services agreements entered into by the Kentucky Parties and the Company. The Complaint seeks unquantified damages and a declaratory judgment that the services agreements to which the Kentucky Parties are a party have been terminated. The Company intends to vigorously defend the claims made by the Kentucky Parties, which the Company believes are without merit, and to relocate the venue of the litigation to Texas (as is called for in the services agreements). The lawsuit is still pending, and the Company cannot predict whether it will succeed, or if not successful, what effect this may have on the Company.

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

None, except for such mentioned above in Note 6 of the financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

        EXHIBIT                          DESCRIPTION
       ---------                      -----------------
          *3.1 Restated Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).
          *3.2 Bylaws (Incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).
          *4.1 Form of certificate evidencing ownership of Common Stock of Apple Orthodontix, Inc. (Incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).
          *4.2 Form of Registration Rights Agreement (Incorporated herein by reference to Exhibit 4.1 of the Company's Registration
                    Statement on Form S-1 (Registration No. 333-22785)).
          *4.3      Registration Rights Agreement among Apple Orthodontix, Inc.,
                    John G. Vondrak, D.D.S. and TriCap Funding I, L.L.C.
                    (Incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).
          *4.4 Registration Rights Agreement between TriCap Partners, L.L.C. and Apple Orthodontix, Inc. (Incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).
         *10.1 Revolving Credit Facility with Chase Bank of Texas, N.A. (formerly named "Texas Commerce Bank, N.A.")(Incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 (Registration
                    No. 333-38817)).
         *10.2 Apple Orthodontix, Inc. 1997 Stock Compensation Plan (Incorporated herein by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-38817)).
         *10.3 Form of Option Agreement for the Apple Orthodontix, Inc. 1997 Stock Compensation Plan (Incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 (Registration No. 333-38817)
         *10.4 Employment Agreement between Apple Orthodontix, Inc. and John G. Vondrak, D.D.S. (Incorporated herein by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).
         *10.5 Employment Agreement between Apple Orthodontix, Inc. and Robert J. Syverson (Incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement on
                    Form S-1 (Registration No. 333-22785)).
         *10.6 Employment Agreement between Apple Orthodontix, Inc. and Michael W. Harlan (Incorporated herein by reference to Exhibit 10.4 of the Company's Registration Statement on
                    Form S-1 (Registration No. 333-22785)).
         *10.7      Employment Agreement between Apple Orthodontix, Inc. and
                    W. Daniel Cook (Incorporated herein by reference to Exhibit 10.5 of the Company's Registration Statement on
                    Form S-1 (Registration No. 333-22785)).
         *10.8 Employment Agreement of H. Steven Walton (Incorporated herein by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).
         *10.9 Amendment to Employment Agreement of H. Steven Walton (Incorporated herein by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 (Registration No. 333-38817)).
         *10.10 Second Amendment to Employment Agreement of H. Steven Walton (Incorporated herein by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated February 24,
                    1998).
         *10.11 Form of Service Agreement for Founding Affiliated Practices (Incorporated herein by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).
         *10.12 Form of Alternative Service Agreement for Founding Affiliated Practices (Incorporated herein by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).

         *10.13 Form of Flat Fee Service Agreement for Founding Affiliated Practices (Incorporated herein by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).
         *10.14 First Amendment to Employment Agreement of Robert J. Syverson (Incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated February 24,1998).

         *10.15     Employment Agreement between Apple Orthodontix, Inc. and
                    A. Stone Douglass, dated August 6, 1998 (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
                    1998).

         *10.16 Employment Agreement between Apple Orthodontix, Inc. and James E. Bobbitt, dated August 11, 1998 (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
                    1998).
         *10.17 Agreement Regarding Termination of Employment between Apple Orthodontix, Inc. and Michael W. Harlan, dated August 11, 1998 (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
         *10.18 Agreement Regarding Termination of Employment and Severance Benefits between Apple Orthodontix, Inc. and H. Steven Walton, dated May 6, 1998 (incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
         *10.19 Consulting Agreement between Apple Orthodontix, Inc. and Michael W. Harlan, dated August 11, 1998 (incorporated herein by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
         *10.20 Promissory Note between Apple Orthodontix, Inc. and John G. Vondrak, dated September 8, 1998 (incorporated herein by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
         *10.21 Stock Pledge Agreement between Apple Orthodontix, Inc. and John G. Vondrak, dated September 9, 1998 (incorporated herein by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
         *10.22 Amendment to Employment Agreement of John G. Vondrak, dated September 10, 1998 (incorporated herein by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
         *10.23 Amendment to Employment Agreement of A. Stone Douglass, dated November 23, 1998 (incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
         *10.24 Amendment to Employment Agreement of James E. Bobbitt, dated November 23, 1998 (incorporated by reference to Exhibit
                    10.24 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
         *10.25 First Amendment to Credit Agreement with Chase Bank of Texas, N.A., dated May 21, 1998 (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
         *10.26 Agreement Regarding Termination of Employment and Severance Benefits between Apple Orthodontix, Inc. and Robert J. Syverson, dated May 20, 1998. (incorporated by reference to
                    Exhibit 10.26 of the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31 ,1998).
         *10.27 Second Amendment and Waiver to Credit Agreement with Chase Bank of Texas, N.A., dated April 14, 1999. (incorporated by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K/A (Amendment No. 1)for the year ended December 31,
                    1998).
         *21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-K/A Amendment No. 2) for the year ended December 31, 1997).


*  Incorporated herein by reference as indicated.


(b)   Reports on Form 8-K

      None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Apple Orthodontix, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        APPLE ORTHODONTIX, INC.



Dated:  August 23, 1999                 /S/ JAMES E. BOBBITT
                                        By: James E. Bobbitt
                                        Vice President - Chief Financial Officer