Form 10-Q
period 1999-09-30
APPLE ORTHODONTIX INC
filed 1999-11-15
CIK 1031176

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (MARK ONE)

       [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended SEPTEMBER 30,1999 or

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

                              FORM 10-Q REPORT INDEX

10-Q PART AND ITEM NO.

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1 - Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets - September 30, 1999
                (unaudited) and December 31,1998............................  3

              Condensed Consolidated Statements of Operations (unaudited) -
                Three months and nine months ended September 30, 1999
                and 1998....................................................  4

              Condensed Consolidated Statements of Cash Flow (unaudited) -
                Nine months ended September 30, 1999 and 1998...............  5

              Notes to Condensed Consolidated Financial Statements
               (unaudited)..................................................  6

     Item 2 -- Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................ 13

PART II - OTHER INFORMATION

     Item 1 -- Legal Proceedings............................................ 18

     Item 6 -- Exhibits and Reports on Form 8-K............................. 20


     Signature.............................................................. 22

                                    PART I
ITEM 1. FINANCIAL STATEMENTS

                   APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                                                    1999            1998
                                                                                                ------------    ------------
                                                    ASSETS                                      (UNAUDITED)
Current assets:
      Cash ..................................................................................   $          2    $        755
      Restricted cash .......................................................................           --             2,140
      Receivable from orthodontic practices, net ............................................         10,160           5,521
      Prepaid expenses and other current assets .............................................            439             919
                                                                                                ------------    ------------
           Total current assets .............................................................         10,601           9,335
                                                                                                ------------    ------------
Property and equipment, net .................................................................          8,368           6,649
Intangible assets, net ......................................................................         47,072          49,347
Receivable from orthodontic practices, net of current portion ...............................          3,006           3,890
Notes receivable ............................................................................            914           1,451
Receivable from third parties ...............................................................            674             634
Other assets ................................................................................            390             156
                                                                                                ------------    ------------
           Total assets .....................................................................   $     71,025    $     71,462
                                                                                                ============    ============

                                               LIABILITIES AND
                                             STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses .................................................   $      3,114    $      4,065
      Consideration payable to orthodontic practices ........................................           --             2,098
      Payable to orthodontic practices ......................................................            763             454
      Current maturities of long-term debt ..................................................            162             105
                                                                                                ------------    ------------
           Total current liabilities ........................................................          4,039           6,722
                                                                                                ------------    ------------

Long-term debt, net of current maturities ...................................................         25,110          23,654
Deferred income taxes and other long term obligations .......................................         10,582          11,398
                                                                                                ------------    ------------
           Total liabilities ................................................................         39,731          41,774
                                                                                                ------------    ------------
Stockholders' equity
      Class A common stock, $0.001 par value, 25,000 shares authorized, 12,072 and 11,699
        shares issued and outstanding, respectively .........................................             12              12
      Class B common stock, $0.001 par value, 4,107 shares authorized, 2,045 and 2,325 shares
         issued and outstanding, respectively ...............................................              2               2
      Additional paid-in capital ............................................................         65,012          64,310
      Warrants ..............................................................................          1,086           1,086
      Retained deficit ......................................................................        (33,349)        (33,922)
      Treasury stock, at cost ...............................................................           (298)           --
      Foreign currency translation adjustment ...............................................         (1,171)         (1,800)
                                                                                                ------------    ------------


           Total stockholders' equity .......................................................         31,294          29,688
                                                                                                ------------    ------------
           Total liabilities and stockholders' equity .......................................   $     71,025    $     71,462
                                                                                                ============    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (IN THOUSANDS AND UNAUDITED)


                                                              THREE MONTHS             NINE MONTHS
                                                           ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                           --------------------    --------------------
                                                             1999        1998        1999        1998
                                                           --------    --------    --------    --------
Management service fee revenues ........................   $ 12,223    $ 13,114    $ 36,982    $ 36,150
Costs and expenses:
      Salaries and benefits ............................      5,049       4,653      15,168      12,931
      Orthodontic supplies .............................      1,585       1,927       4,837       5,129
      Rent .............................................      1,384       1,294       4,179       3,553
      Advertising and marketing ........................        432         689       1,215       1,545
      General and administrative .......................      2,018       1,921       6,487       5,493
      Depreciation and amortization ....................        932         897       2,558       2,105
      Special charge ...................................        484        --           484       3,745
                                                           --------    --------    --------    --------
           Total costs and expenses ....................     11,884      11,381      34,928      34,501
                                                           --------    --------    --------    --------
           Operating income ............................        339       1,733       2,054       1,649

Interest expense, net of capitalized interest ..........        555         293       1,448         403
Interest income ........................................       (108)       (131)       (364)       (318)
Other (income) expense .................................       --           (20)         40         (58)
                                                           --------    --------    --------    --------
           Income (loss) before income taxes ...........       (108)      1,591         930       1,622
Income tax provision (benefit) .........................        (41)        605         357         616
                                                           --------    --------    --------    --------
           Net income (loss) ...........................   $    (67)   $    986    $    573    $  1,006
                                                           ========    ========    ========    ========

Earnings (loss) per common and common equivalent share:
      Basic ............................................   $  (0.00)   $   0.07    $   0.04    $   0.07
                                                           ========    ========    ========    ========
      Diluted ..........................................   $  (0.00)   $   0.07    $   0.04    $   0.07
                                                           ========    ========    ========    ========
Number of shares used in calculating earnings (loss) per
      Basic ............................................     14,098      13,944      14,029      13,715
                                                           ========    ========    ========    ========
      Diluted ..........................................     14,098      14,002      14,048      13,870
                                                           ========    ========    ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    APPLE ORTHODONTIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)

                                                                                             NINE MONTHS
                                                                                          ENDED SEPTEMBER 30,
                                                                                         --------    --------
                                                                                           1999        1998
                                                                                         --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income .....................................................................   $    573    $  1,006
      Adjustments to reconcile net income to net cash used in operating
         Activities:
           Depreciation and amortization .............................................      2,558       2,105
           Deferred income tax benefit ...............................................       (274)        430
           Provision for doubtful accounts ...........................................        948         134
           Non-cash special charge ...................................................        484        --
           Special compensation expense paid in stock ................................       --           538
      Changes in assets and liabilities, excluding effects of acquisitions:
           Receivable from orthodontic practices .....................................     (5,925)     (8,771)
           Prepaid expenses and other current assets .................................        246        (330)
           Accounts payables and other accrued expenses ..............................       (600)      2,283
                                                                                         --------    --------
                               Net cash provided (used) in operating activities ......     (1,990)     (2,605)
                                                                                         --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures ...........................................................     (3,141)     (2,419)
      Payments for new affiliated practices ..........................................       --       (10,456)
      Net proceeds from disposition of affiliated practices...........................      2,225        --
      Advances to related party ......................................................        (40)       (655)
      Repayment of advances to third party ...........................................        380      (2,075)
      Advances to affiliates .........................................................     (1,165)     (1,837)
       Repayment of advances by affiliates ............................................     1,465         246
                                                                                         --------    --------
                              Net cash used in investing activities .................        (276)    (17,196)
                                                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings .......................................................      2,403      20,000
      Repayments of borrowings .......................................................       (890)       (979)
       Proceeds from issuance of common stock ........................................       --            79
                                                                                         --------    --------
                               Net cash provided by financing activities .............      1,513      19,100
                                                                                         --------    --------

NET DECREASE IN CASH .................................................................       (753)       (701)

CASH AT BEGINNING OF PERIOD ..........................................................        755       2,114
                                                                                         --------    --------
CASH AT END OF PERIOD ................................................................   $      2    $  1,413
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

                           APPLE ORTHODONTIX, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



1. ORGANIZATION AND BASIS OF PRESENTATION

Apple Orthodontix, Inc. ("Apple" or the "Company") provides practice management services to orthodontic practices in the United States and Canada. As of September 30, 1999, the Company managed 58 affiliated orthodontic practices (the "Affiliated Practices") in 18 states and 3 Canadian provinces.

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

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading. The financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim periods ended September 30, 1999 and 1998.

Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements of Apple and related notes thereto, and management's discussion and analysis related thereto, all of which are included in the Company's annual report on Form 10-K for the year ended December 31, 1998, as amended, as filed with the SEC (the "1998 Form 10-K"). The financial information as of December 31, 1998 is derived from the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1998.

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

The Company reviews the carrying value of intangibles and other long-lived assets to determine if facts and circumstances exist which would suggest these assets may be impaired. The Company evaluates the carrying value of the service fee intangible along with all other related long-lived assets in relation to the future undiscounted cash flows

                           APPLE ORTHODONTIX, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

2. SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

or other available information regarding the fair value of the affiliation on a practice by practice basis to determine when impairment has occurred. Under SFAS 121, impairment losses are recognized if the sum of the expected long-term cash flows is less than the carrying amount of the intangible and other related assets being evaluated. The difference between the carrying amount of the service fee intangible and other related assets being evaluated and the estimated fair market value of the assets represent impairment loss. The Company determines fair value using multiples of earnings before interest, taxes, depreciation and amortization based on estimated prices for comparable assets and other subjective information available to the Company.

In the third quarter of 1999, the Company recorded a special charge of $484,000 on a pre-tax basis for an impairment loss related to its service fee intangibles. The underlying cause of the impairment related to the Threatened Practices, as discussed in Note 11, below. There was no such charge during the third quarter of 1998.

NEW ACCOUNTING STANDARDS

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. The effective date of SOP 98-1 is for fiscal years beginning after December 15, 1998. During the nine months ended September 30, 1999 the Company capitalized $100,000 related to software developed for internal use. The Company estimates that this software has a useful life of three years.

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


3. ORTHODONTIST AFFILIATIONS

During the nine months ending September 30, 1999 the Company completed no new orthodontist affiliations, terminated four service agreements and had 13 orthodontists join existing Affiliated Practices. During the nine months ending September 30, 1998, the Company entered into new affiliations with 15 practices, representing 21 orthodontists. As a result, the Company was affiliated with 58 practices representing 88 orthodontists as of September 30, 1999, and 66 practices representing 89 orthodontists as of September 30, 1998.

                           APPLE ORTHODONTIX, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



4. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data; unaudited):

                                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                            --------------------   -------------------
                                                              1999        1998       1999       1998
                                                            --------    --------   --------   --------
NET INCOME (LOSS)
      Net income (loss) .................................   $    (67)   $    986   $    573   $  1,006
BASIC
      Basic weighted average shares .....................     14,098      13,944     14,029     13,715
                                                            ========    ========   ========    =======

DILUTED
      Basic weighted average shares .....................
      Effect of shares issuable under the Company's stock
         option plan ....................................       --            58         18        155
                                                            --------    --------    -------    -------
             Diluted weighted average shares ............     14,098      14,002     14,048     13,870
                                                            ========    ========   ========    =======

NET INCOME (LOSS) PER SHARE
      Basic .............................................   $  (0.00)   $   0.07   $   0.04   $   0.07
                                                            ========    ========   ========    =======
      Diluted ...........................................   $  (0.00)   $   0.07   $   0.04   $   0.07
                                                            ========    ========   ========    =======


5. ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of the Company's allowance for doubtful accounts is as follows (in thousands):

                                               BEGINNING                                ENDING
                                                BALANCE     ADDITIONS      WRITE-OFFS   BALANCE
                                              ----------   ----------   ----------    ----------
Year ended December 31, 1997 ..............   $     --     $       69   $     --      $       69

Year ended December 31, 1998 ..............   $       69   $    5,716   $     --      $    5,785

Nine months ended September 30, 1999 ......   $    5,785   $      948   $     (450)   $    6,283


6. COMBINED PATIENT DATA

Combined operating data for the Affiliated Practices for the period from January 1, 1999 through September 30, 1999 is as follows (in thousands):

                                                          PATIENT     CASH
                                                         REVENUES  COLLECTIONS
                                                          -------    -------
Practices participating under the Standard Contract ....  $27,845    $23,308
Practices participating under the Alternative Contract .    9,927      9,674
Practices participating under Flat Fee Contracts .......   11,978     11,610
                                                          -------    -------
                                                          $49,750    $44,592
                                                          =======    =======

                           APPLE ORTHODONTIX, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


7. LONG-TERM DEBT

A summary of long-term debt is as follows (in thousands):

                                                                             SEPTEMBER 30,       DECEMBER 31,
                                                                                 1999               1998
                                                                            ---------------    ---------------
Secured revolving credit facility ..........................................    $25,000           $23,500
Unsecured credit facility of $480,000, maturing on October 29,
  1999, interest rate of 10% ...............................................         90             --
Notes payable, maturing in varying amounts through October 2002,
   with interest ranging from 7.5% to 9.3% .................................         94               121
Capitalized lease obligations, due in monthly installments through
   April 2001 with interest ranging from 9.5% to 24.7% .....................         88               138
                                                                                -------           -------
                                                                                 25,272            23,759
     Less:  current maturities .............................................       (162)             (105)
                                                                                -------           -------
Long-term debt, net of current maturities ..................................    $25,110           $23,654
                                                                                =======           =======

On April 14, 1999 the Company amended its $25 million unsecured bank credit facility with Chase Bank of Texas, N.A. (the "Chase Credit Facility") with respect to certain of the covenants. The Chase Credit Facility, as amended, matures in May 2001 and provides the lenders a security interest in substantially all the Company's assets. Availability under this facility is limited by the level of the Company's cash flow and liquidity. At the Company's option, interest is payable at either a prime rate or LIBOR, in each case plus a margin, which is calculated based upon the Company's ratio of indebtedness to cash flow. The Chase Credit Facility limits acquisitions, prohibits the payment of cash dividends and requires the Company to comply with certain financial covenants regarding net worth, coverage ratios and additional indebtedness. As of September 30, 1999, the Company was not in compliance with certain coverage ratio covenants and had $25 million outstanding under this facility. The Company is in the process of seeking and expects to receive a waiver related to these covenants, however, there can be no assurance that a waiver will be granted. In the event the waiver is not granted, the lenders would be entitled to accelerate the indebtedness owed by the Company under the Chase Credit Facility.

On September 22, 1999 the Company obtained a short term, unsecured credit facility of $480,000 that matured on October 29, 1999. As of September 30, 1999 the Company had $390,000 available under this facility. The Company paid the amount due under this facility and renewed the note through November 30, 1999. As of November 15, 1999 the Company had $480,000 available under this facility. There can be no assurance that the lender will continue to renew this facility or that the Company's efforts to increase its liquidity or obtain additional capital (as discussed in FINANCING ACTIVITIES, below) will be successful.

The notes payable relate to debts of the Affiliated Practices that were assumed by the Company.

8. COMPREHENSIVE INCOME (LOSS)

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

                                                       NINE MONTHS
                                                    ENDED SEPTEMBER 30,
                                              ------------------------------
                                                 1999                1998
                                              ---------           ---------
Net income reported ......................     $   573             $ 1,006
Translation adjustment ...................      (1,171)             (1,352)
                                               -------             -------
Comprehensive income (loss) ..............     $  (598)            $  (346)
                                               =======             =======

                           APPLE ORTHODONTIX, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



9. OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

The Company has only one line of business, which provides practice management services to orthodontic practices. The Company has operations in two geographic areas. The following is a breakdown of revenues and long-lived assets by geographic area (in thousands):

                                           THREE MONTHS ENDED  NINE MONTHS ENDED
                                              SEPTEMBER 30,      SEPTEMBER 30,
                                           -----------------   -----------------
                                            1999      1998      1999      1998
                                           -------   -------   -------   -------
UNITED STATES
      Management service fee revenues ..   $ 8,132   $ 9,224   $25,099   $23,711
      Long-lived assets ................    38,569    43,127    38,569    43,127

CANADA
      Management service fee revenues ..   $ 4,091   $ 3,890   $11,883   $12,439
      Long-lived assets ................    21,855    19,000    21,855    19,000

TOTAL
      Management service fee revenues ..   $12,223   $13,114   $36,982   $36,150
      Long-lived assets ................    60,424    62,127    60,424    62,127

10.   COMMITMENTS AND CONTINGENCIES

On February 11, 1999, the Company filed a complaint in the United States District Court for the Southern District of Texas against David V. Young, D.D.S., M.D.S., and David V. Young, D.D.S., M.D.S., L.C. (collectively, the "Young Parties") alleging, among other things, breach by the Young Parties of the Services Agreement dated December 1, 1997 among the Young Parties and the Company (the "Young Services Agreement"), tortuous interference by the Young Parties of the relationships of the Company with its employees resident in the State of Utah and fraud by the Young Parties in connection with the repayment by the Company of certain debts of Dr. Young. In August 1999, the parties entered into a settlement agreement pursuant to which, among other things, (i) the complaint was dismissed with prejudice and all claims of the parties were released, (ii) the Company conveyed to the Young Parties all of the assets it owned associated with the orthodontic practice supervised by Dr. Young in exchange for consideration equal to the fair market value of those assets and
(iii) the Young Services Agreement was terminated.

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

On April 27, 1999, David E. Smith, D.D.S. and the professional corporation wholly owned by him (the "California Parties") filed a complaint against the Company for damages in the amount of approximately $10.8 million and declaratory relief (the "California Complaint") in the Superior Court for the County of Riverside, California. The California Complaint alleges, among other things, breaches by the Company of the service agreement entered into by it with the California Parties and seeks a declaratory judgment that such services agreement has been terminated. The Company intends to vigorously defend the claims made by the California Parties, which the Company believes are without merit, and the Company has filed a cross complaint against the California Parties alleging, among other things,

                           APPLE ORTHODONTIX, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

10.   COMMITMENTS AND CONTINGENCIES, CONTINUED

breaches of that services agreement by the California Parties, conversion of the Company's assets, defamation and interference with a prospective business advantage. This lawsuit is still pending and the Company cannot predict whether it will succeed, or if not successful, what effect this may have on the Company.

On May 18, 1999, Stewart L. Jeffries, D.M.D., William A. Spencer, D.M.D., the respective professional services corporations wholly owned by each of them and a professional limited liability company jointly owned by them (the "Kentucky Parties") filed a complaint for damages and declaratory relief (the "Kentucky Complaint") in the Circuit Court of the County of Jefferson, Kentucky against the Company and John G. Vondrak alleging, among other things, breaches of the services agreements entered into by the Kentucky Parties and the Company. The Kentucky Complaint seeks unquantified damages and a declaratory judgment that such services agreements have been terminated. The Company intends to vigorously defend the claims made by the Kentucky Parties, which the Company believes are without merit, and to relocate the venue of the litigation to Texas (as is called for in the services agreements). This lawsuit is still pending and the Company cannot predict whether it will succeed, or if not successful, what effect this may have on the Company.

On September 14, 1999, Thomas K. Chubb, D.D.S. and the professional corporation wholly owned by him (the "Colorado Parties") filed a complaint against the Company for declaratory relief and damages (the "Colorado Complaint") in the District Court of the County of Adams, Colorado. The Colorado Complaint alleges, among other things, breaches of the service agreement entered into by the Colorado Parties and the Company and seeks unquantified damages and a declaratory judgment that such service agreement has been terminated. The Company intends to vigorously defend the claims made by the Colorado Parties, which the Company believes are without merit. This lawsuit is still pending and the Company cannot predict whether it will succeed, or if not successful, what effect this may have on the Company.

On September 15, 1999, Carl P. Roy, D.D.S., M.S. and the professional limited liability company wholly owned by him (the "Virginia Parties") filed a motion for judgment (the "Motion") against the Company seeking damages in the amount of approximately $1.8 million in the Circuit Court of the City of Norfolk, Virginia. The Motion alleges, among other things, breaches of the service agreement entered into by the Virginia Parties and the Company. The Company intends to vigorously defend the claims made by the Virginia Parties, which the Company believes are without merit. This lawsuit is still pending and the Company cannot predict whether it will succeed, or if not successful, what effect this may have on the Company.

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

11. RECENT EVENTS

Since December 31, 1998, 12 Affiliated Practices have alleged breaches of their service agreements by the Company and sought to have the service agreements terminated (the "Threatened Practices"). As of November 15, 1999 the Company has terminated four of these service agreements, entered into one assignment agreement and continues to pursue a favorable resolution of disagreements with the remaining seven Threatened Practices. The Company is

                           APPLE ORTHODONTIX, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

11. RECENT EVENTS, CONTINUED

involved in legal proceedings with five of the remaining Threatened Practices. The Company vigorously denies any breach of the service agreements and is currently seeking enforcement of these agreements. The management service fee revenues related to the Threatened Practices were $3.3 million and $4.0 million for the nine months ending September 30, 1999 and the twelve months ending December 31, 1998, respectively. The management service fee revenues related to the terminated practices were $459,000 and $1.9 million for the nine months ending September 30, 1999 and the twelve months ending December 31, 1998, respectively. All unrecoverable receivables associated with terminated practices have been written off. In addition, the Company is in the process of negotiating the termination of one additional service agreement with an Affiliated Practice that had management service fee revenues of approximately $273,000 and $342,000 for the nine months ending September 30, 1999 and the twelve months ending December 31, 1998, respectively.

The assignment agreement discussed above provides for the Company to issue 181,818 shares of Common Stock to one of the Threatened Practices in return for the right to direct the current owners of the dental practice to assign the ownership interest in the practice to another licensed orthodontist. The Company will have this right on the first anniversary of the date of the agreement (April 23, 2000) or upon the occurrence of one of the following events (which ever occurs first): (1) a change in control of the Company; (2) the trading of Apple's common stock at a price per share equal to or greater than $5.00; or (3) the trading of Apple's common stock for 10 consecutive trading days at a price per share equal to or greater than $3.00 where the cumulative trading volume during that period equals or exceeds 665,280 shares. The management service fee revenues associated with this practice were $1.9 million and $2.4 million for the nine months ending September 30, 1999 and the twelve months ending December 31, 1998, respectively.

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

OVERVIEW

Apple provides practice management services (which exclude the management and delivery of orthodontic services) to orthodontic practices in the United States and Canada. As of September 30, 1999, the Company had service agreements with 58 practices representing 88 orthodontists in 117 offices as compared to 66 practices representing 89 orthodontists in 123 offices as of September 30, 1998.

Since the fourth quarter of 1998, the Company has attempted to raise additional capital to fund its expansion strategy. This effort has been unsuccessful to date. Consequently, the Company has suspended its strategy of expansion through acquisitions in order to devote its limited resources to the integration of existing Affiliated Practices. Another element of the Company's expansion strategy has been the development of new offices within selected markets served by the existing Affiliated Practices. The Company believes that the new offices will increase the geographic area served by the existing Affiliated Practices, thereby increasing the potential market and leveraging the advertising budget. The Company is currently limited in the development of new offices due to funding constraints. The Company plans to reinitiate certain elements of its expansion strategy dependent upon the recovery of the market value of the Company's Common Stock and the Company's ability to obtain outside financing (as discussed in FINANCING ACTIVITIES below.) The Company is continuing its strategy to implement a comprehensive practice operating approach designed to drive internal growth of the Affiliated Practices.

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

The Company conducted no significant operations before its Initial Public Offering (the "IPO") in May 1997 when the Company acquired the tangible and intangible assets and liabilities of, and entered into service agreements with, 31 Founding Affiliated Practices. The acquisition of the assets and assumption of certain liabilities for all of the Founding Affiliated Practices was accounted for by the Company at the transferors' historical cost basis, with the shares of Common Stock issued in those affiliations being valued at the historical cost of the non-monetary assets acquired net of liabilities assumed in accordance with Staff Accounting Bulletin ("SAB") No. 48. SAB 48 is not applicable to affiliations affected by the Company after the IPO. The subsequent affiliations resulted in substantial intangible assets being recorded. Amortization of these intangible assets was being recognized over a period of 20 to 40 years to match the term of the related Service Agreement. Effective April 1, 1998, the Company changed its estimate of the remaining useful life of its intangible assets to a maximum of 25 years in light of trends in the practice management industry.


RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
  (UNAUDITED)

MANAGEMENT SERVICE FEE REVENUES

The Company generated management service fee revenues of $12.2 million and $37.0 million for the three and nine-month periods ended September 30, 1999, as compared with $13.1 million and $36.2 million for the three and nine-month periods ended September 30, 1998. The decrease of approximately $900,000 for the three months ended September 30, 1999 was the result of a decrease in the number of Affiliated Practices, as compared to the three months ended September 30,1998. The increase of approximately $800,000 for the nine months ended September 30, 1999 was the result of an increase in cash collections, as compared to the nine months ended September 30, 1998.

COSTS AND EXPENSES

The Company incurred costs and expenses of $11.9 million and $34.9 million (97.5% and 94.3%, respectively, of management service fee revenues) for the three and nine-month periods ended September 30, 1999, as compared with $11.3 million and $34.5 million (86.3% and 95.3%, respectively, of management service fee revenues) for the three and nine-month periods ended September 30, 1998. Costs and expenses also include special charges of $484,000 and $3.7 million for 1999 and 1998, respectively. The 1999 special charge was recorded in the third quarter and is related to the impairment of one of the Threatened Practices discussed in Note 11, above. The 1998 special charge was recorded in the second quarter and related to severance costs associated with a series of management changes, costs of terminated transaction negotiations and certain other items. Exclusive of the special charges, costs and expenses were $11.4 million and $34.4 million (93.4% and 93.0%, respectively, of management service fee revenues) for the three and nine-month periods ended September 30, 1999, and $30.8 million (85.1% of management service fee revenues) for the nine-month period ended September 30, 1998.

The increase in costs and expenses for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, excluding the $3.7 million charge, was primarily due to increases in salaries and benefits, general and administrative, depreciation and amortization, and rent. The $2.2 million increase in salaries and benefits expense was related primarily to: (i) suspension of the business development program, and (ii) a higher number of employees related to fifteen new orthodontist affiliations. In prior periods, business development costs directly related to an affiliation were recorded on the balance sheet and amortized as acquisition costs. The $1.5 million increase in general and administrative expense was the result of (i) an increase in professional fees related to regulatory issues in Canada (as discussed in Note 12 of the 1998 Form 10-K) and the costs of additional audit, legal and consulting fees related to the Company's pursuit of certain strategic alternatives, and (ii) an increase in training expense, administrative services and office supplies related to a greater number of Affiliated Practices. The $453,000 increase in depreciation and amortization expense was the result of (i) the change of the Company's estimate of the remaining useful life of its intangible assets from 40 years to 25 years, and (ii) the additional orthodontist affiliations in the first and second quarters of 1998. The $626,000 increase in rent expense was primarily the result of a greater number of Affiliated Practices.

OPERATING INCOME (LOSS)

The Company generated operating income of $339,000 and $2.1 million (2.8% and 5.7% of management service fee revenues) for the three and nine-month periods ended September 30, 1999, as compared with $1.7 million and $1.6 for the three and nine-month periods ended September 30, 1998. Exclusive of the special charges discussed in COSTS AND EXPENSES above, operating income was $823,000 and $2.6 million (6.7% and 7%, respectively, of management service revenue) for the three and nine-month periods ended September 30, 1999, and $5.3 million (14.6% of management service fee revenues) for the nine month period ended September 30, 1998.

INTEREST EXPENSE, NET

Interest expense is summarized as follows (in thousands):

                                       THREE MONTHS           NINE MONTHS
                                   ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                   -------     -------     -------     -------
                                    1999        1998         1999        1998
                                   -------     -------     -------     -------
Gross interest ..................  $   578     $   361     $ 1,493     $   575
Less: capitalized interest ......      (23)        (68)        (45)       (172)
                                   -------     -------     -------     -------
Interest expense ................  $   555     $   293     $ 1,448     $   403
                                   =======     =======     =======     =======

Gross interest increased $217,000 and $918,000 for the three and nine-month periods ended September 30, 1999 as compared to the three and nine-month periods ended September 30, 1998. The increase in gross interest was due to higher average debt levels.

INTEREST INCOME

Interest income was $108,000 and $364,000 for the three and nine-month periods ended September 30, 1999 as compared to $131,000 and $318,000 for the three and nine-month periods ended September 30, 1998, a decrease of (17.6%) and an increase of 14.5%, respectively, for such periods. The decrease for the three months ended September 30, 1999, as compared to the three months ended September 30, 1998, was primarily due to prepayment of notes receivable by certain practices. The increase for the nine month period ended September 30, 1999, as compared to the nine months ended September 30, 1998, reflects net additions to notes receivable from certain of the Affiliated Practices to fund new office construction and working capital needs.


INCOME TAX PROVISION (BENEFIT)

The Company's year to date operations in 1999 resulted in an income tax provision (benefit) of ($41,000) and $357,000 for the three month and nine month periods ended September 30, 1999, as compared to $605,000 and $616,000 for the three months and nine months periods ended September 30, 1998. The Company's effective tax rate for the nine-month period ended September 30, 1999 was 38.3% compared to 38.0% for the corresponding period in fiscal 1998.


NET INCOME (LOSS)

As a result of the foregoing factors, net income decreased $1.1 million and $433,000 for the three and nine-month periods ended September 30, 1999, as compared to the three and nine-month periods ended September 30, 1998. Net income as a percentage of management service fee revenues was (0.5%) and 1.5% for the three and nine month period ended September 30, 1999. Exclusive of the special charges discussed in COSTS AND EXPENSES above, the Company generated net income of $233,000 and $877,000 (1.9% and 2.4%, respectively, of management service fee revenues) for the three and nine-month periods ended September 30, 1999, and $3.3 million (9.1% of management service fee revenues) for the nine-month period ended September 30, 1998.

YEAR 2000 IMPACT ON INFORMATION TECHNOLOGY INFRASTRUCTURE

The Company is in the process of upgrading the practice management systems at its Affiliated Practices (the "Affiliated Practice Systems"). The purpose of this upgrade includes enhancement of the diagnostic, imaging, scheduling and financial features of the Affiliated Practice Systems. The Company has also conducted an evaluation of its information technology infrastructure, including information technology systems in the Company's corporate office (the "Corporate Systems") and the Affiliated Practice Systems, to analyze the impact of the technical problems anticipated for the year 2000 (the "Year 2000 Issue"). Following its evaluation, the Company determined that substantially all its Corporate Systems would be unaffected by such problems. The Year 2000 Issue, however, would affect certain of the Affiliated Practice Systems.

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


LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

The Company has funded its operations to date primarily through cash flow from operations, the Chase Credit Facility and proceeds from the sale of its common stock. On April 14, 1999, the Company amended the $25 million Chase Credit Facility with respect to certain of the covenants. The Chase Credit Facility, as amended, matures in May 2001 and provides the lenders a security interest in substantially all the Company's assets. Availability under this facility is limited by the level of the Company's cash flow and liquidity. At the Company's option, interest is payable at either a prime rate or LIBOR in each case plus a margin which is calculated based upon the Company's ratio of indebtedness to cash flow. The Company is required to maintain certain financial covenants regarding net worth, coverage ratios and additional indebtedness. As of September 30, 1999, the Company was not in compliance with certain coverage ratio covenants and had $25 million outstanding under this facility. The Company is in the process of seeking and expects to receive a waiver related to these covenants, however, there can be no assurance that a waiver will be granted. In the event the waiver is not granted the lenders would be entitled to accelerate the indebtedness owed by the Company under the Chase Credit Facility.

On September 22, 1999 the Company obtained a short term, unsecured credit facility of $480,000 that matured on October 29, 1999. As of September 30, 1999 the Company had $390,000 available under this facility. The Company paid the amount due under this facility and renewed the note through November 30, 1999. As of November 15, 1999 the Company had $480,000 available under this facility.

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

Total long-term debt increased from $23.7 million at December 31, 1998, to $25.1 million at September 30, 1999. The increase is attributable to borrowings for the purchase of property and equipment and general working capital needs. The Company's weighted average cost of indebtedness was 7.54% for the nine months ended September 30, 1999.

WORKING CAPITAL MANAGEMENT

The Company's strategy in managing working capital is to maintain sufficient availability under the Chase Facility to finance short-term capital needs in excess of internally generated funds and minimize excess cash on its balance sheet. As of September 30, 1999, however, the Chase Credit Facility was fully extended. The Company has obtained a short term, unsecured credit facility of $480,000 that matures on November 30, 1999. As of November 15, 1999 the Company has the full amount available under this facility, although from time to time, the facility has been fully extended. There can be no assurance that the lender will continue to renew this facility or that the Company's efforts to increase its liquidity or obtain additional capital (as discussed in FINANCING ACTIVITIES above) will be successful.

The restricted cash balance of $2.1 million at December 31, 1998, consisted primarily of borrowings under the Chase Facility, which were placed into escrow pending the resolution of certain post-closing contingencies related to a new affiliate orthodontist transaction closed during the third quarter of 1997. In January 1999 these post-closing contingencies resulted in payment of the $2.1 million to the sellers.

The Company's total receivable from orthodontic practices (current and non-current) increased $4.3 million from December 31, 1998 to September 30, 1999. This increase resulted from a number of factors, including (i) service fee receivables related to unbilled patient receivables, (ii) the portion of service fee receivables from the Company's Affiliated Practices in Canada which are payable in future periods, (iii) notes receivable related to the Affiliated Practices' share of the cost of new office development projects, (iv) notes receivable from the Affiliated Practices for general working capital purposes, and (v) uncollected service fees. Based on the nature of the various types of receivables, the various types of collateral held by the Company and the Company's strategic operating programs to grow the patient revenue of the Affiliated Practices, the Company believes that its net receivables from orthodontic practices are collectible.

CAPITAL EXPENDITURES

The Company made capital expenditures for the Affiliated Practices during the nine months ended September 30, 1999, of approximately $3.1 million to fund, among other things, the development of satellite offices. The Service Agreements provide for advances by the Company to the Affiliated Practices for working capital requirements (including any deficits in cash flows of Affiliated Practices resulting from, among other things, development of satellite offices) and other purposes. Such loans bear interest at prime plus one percent and are repayable over varying periods of time not to exceed five years. Total notes receivable from Affiliated Practices were $4.6 million at September 30, 1999.

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

                                   PART II

ITEM 1. LEGAL PROCEEDINGS

On February 11, 1999, the Company filed a complaint in the United States District Court for the Southern District of Texas against David V. Young, D.D.S., M.D.S., and David V. Young, D.D.S., M.D.S., L.C. (collectively, the "Young Parties") alleging, among other things, breach by the Young Parties of the Services Agreement dated December 1, 1997 among the Young Parties and the Company (the "Young Services Agreement"), tortuous interference by the Young Parties of the relationships of the Company with its employees resident in the State of Utah and fraud by the Young Parties in connection with the repayment by the Company of certain debts of Dr. Young. In August 1999, the parties entered into a settlement agreement pursuant to which, among other things, (i) the complaint was dismissed with prejudice and all claims of the parties were released, (ii) the Company conveyed to the Young Parties all of the assets it owned associated with the orthodontic practice supervised by Dr. Young in exchange for consideration equal to the fair market value of those assets and
(iii) the Young Services Agreement was terminated.

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

On April 27, 1999, David E. Smith, D.D.S. and the professional corporation wholly owned by him (the "California Parties") filed a complaint against the Company for damages in the amount of approximately $10.8 million and declaratory relief (the "California Complaint") in the Superior Court for the County of Riverside, California. The California Complaint alleges, among other things, breaches by the Company of the service agreement entered into by it with the California Parties and seeks a declaratory judgment that such services agreement has been terminated. The Company intends to vigorously defend the claims made by the California Parties, which the Company believes are without merit, and the Company has filed a cross complaint against the California Parties alleging, among other things, breaches of that services agreement by the California Parties, conversion of the Company's assets, defamation and interference with a prospective business advantage. This lawsuit is still pending and the Company cannot predict whether it will succeed, or if not successful, what effect this may have on the Company.

On May 18, 1999, Stewart L. Jeffries, D.M.D., William A. Spencer, D.M.D., the respective professional services corporations wholly owned by each of them and a professional limited liability company jointly owned by them (the "Kentucky Parties") filed a complaint for damages and declaratory relief (the "Kentucky Complaint") in the Circuit Court of the County of Jefferson, Kentucky against the Company and John G. Vondrak alleging, among other things, breaches of the services agreements entered into by the Kentucky Parties and the Company. The Kentucky Complaint seeks unquantified damages and a declaratory judgment that such services agreements have been terminated. The Company intends to vigorously defend the claims made by the Kentucky Parties, which the Company believes are without merit, and to relocate the venue of the litigation to Texas (as is called for in the services agreements). This lawsuit is still pending and the Company cannot predict whether it will succeed, or if not successful, what effect this may have on the Company.

On September 14, 1999, Thomas K. Chubb, D.D.S. and the professional corporation wholly owned by him (the "Colorado Parties") filed a complaint against the Company for declaratory relief and damages (the "Colorado Complaint") in the District Court of the County of Adams, Colorado. The Colorado Complaint alleges, among other things, breaches of the service agreement entered into by the Colorado Parties and the Company and seeks unquantified damages and a declaratory judgment that such service agreement has been terminated. The Company intends to vigorously defend the claims made by the Colorado Parties, which the Company believes are without merit. This lawsuit is still pending and the Company cannot predict whether it will succeed, or if not successful, what effect this may have on the Company.

On September 15, 1999, Carl P. Roy, D.D.S., M.S. and the professional limited liability company wholly owned by him (the "Virginia Parties") filed a motion for judgment (the "Motion") against the Company seeking damages in the amount of approximately $1.8 million in the Circuit Court of the City of Norfolk, Virginia. The Motion alleges, among other things, breaches of the service agreement entered into by the Virginia Parties and the Company. The Company intends to vigorously defend the claims made by the Virginia Parties, which the Company believes are without merit. This lawsuit is still pending and the Company cannot predict whether it will succeed, or if not successful, what effect this may have on the Company.

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

         *10.13 Form of Flat Fee Service Agreement for Founding Affiliated Practices (Incorporated herein by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1 (Registration No. 333-22785)).
         *10.14 First Amendment to Employment Agreement of Robert J. Syverson (Incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated February 24,1998).
         *10.15     Employment Agreement between Apple Orthodontix, Inc. and
                    A. Stone Douglass, dated August 6, 1998 (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
                    1998).
         *10.16 Employment Agreement between Apple Orthodontix, Inc. and James E. Bobbitt, dated August 11, 1998 (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
                    1998).
         *10.17 Agreement Regarding Termination of Employment between Apple Orthodontix, Inc. and Michael W. Harlan, dated August 11, 1998 (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
         *10.18 Agreement Regarding Termination of Employment and Severance Benefits between Apple Orthodontix, Inc. and H. Steven Walton, dated May 6, 1998 (incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
         *10.19 Consulting Agreement between Apple Orthodontix, Inc. and Michael W. Harlan, dated August 11, 1998 (incorporated herein by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
         *10.20 Promissory Note between Apple Orthodontix, Inc. and John G. Vondrak, dated September 8, 1998 (incorporated herein by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
         *10.21 Stock Pledge Agreement between Apple Orthodontix, Inc. and John G. Vondrak, dated September 9, 1998 (incorporated herein by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
         *10.22 Amendment to Employment Agreement of John G. Vondrak, dated September 10, 1998 (incorporated herein by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
         *10.23 Amendment to Employment Agreement of A. Stone Douglass, dated November 23, 1998 (incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
         *10.24 Amendment to Employment Agreement of James E. Bobbitt, dated November 23, 1998 (incorporated by reference to Exhibit
                    10.24 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
         *10.25 First Amendment to Credit Agreement with Chase Bank of Texas, N.A., dated May 21, 1998 (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
         *10.26 Agreement Regarding Termination of Employment and Severance Benefits between Apple Orthodontix, Inc. and Robert J. Syverson, dated May 20, 1998. (incorporated by reference to
                    Exhibit 10.26 of the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31 ,1998).
         *10.27 Second Amendment and Waiver to Credit Agreement with Chase Bank of Texas, N.A., dated April 14, 1999. (incorporated by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K/A (Amendment No. 1)for the year ended December 31,
                    1998).
          10.28 Renewal Promissory Note with Chase Bank of Texas, National Association, dated October 29, 1999.
         *21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-K/A Amendment No. 2) for the year ended December 31, 1997).

*  Incorporated herein by reference as indicated.

(b)   Reports on Form 8-K

      None

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Apple Orthodontix, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        APPLE ORTHODONTIX, INC.




Dated:  November 15, 1999               /S/ JAMES E. BOBBITT
                                        By: James E. Bobbitt
                                        Vice President - Chief Financial Officer